Form 10QSB
period 1996-03-31
GLYKO BIOMEDICAL LTD
filed 1996-05-24
CIK 908401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[]	Quarterly Report Under  Section 13 or 15(d) of the Securities Exchange Act
of 1934
		For the quarterly period ended March 31, 1996

[  ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission File Number: 0-21995

 (Exact name of small business issuer as specified in its charter) GLYKO BIOMEDICAL LTD.

 (State of other jurisdiction of incorporation or organization)		Canada

(I.R.S. Employer Identification No.)				68-0230537

 (address of principal executive offices)				81 Digital Drive, Novato,
 										California  94949

 (Registrant's telephone number, including area code)		(415) 382-6653

 (Former name, former address and former fiscal year, if changed since last report)

								Not Applicable


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _____    	No  _____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  _____	No  _____

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,567,944 common shares outstanding as of April 26, 1996.


GLYKO BIOMEDICAL LTD.
TABLE OF CONTENTS





PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements.							Page

	Consolidated Balance Sheets as of
	March 31, 1996 and December 31, 1995						1

	Consolidated Statements of Operations for the
	three months ended March 31, 1996 and 1995					2

	Consolidated Statements of Cash Flows for the
	three months ended March 31, 1996 and 1995					3

	Notes to Consolidated Financial Statements						4

	ITEM 2.

	Management's Discussion and Analysis of
	Financial Conditions and Results of Operations					5

PART II.	OTHER INFORMATION

	ITEM 1.  Legal Proceedings							10

	ITEM 2.  Changes in Securities							10

	ITEM 3.  Defaults upon Senior Securities						10

	ITEM 4.  Submission of Matter to a Vote of Security Holders 				10

	ITEM 5.  Other Information							10

	ITEM 6.  Exhibits and Reports on Form 8-K					10

Signatures 										11



PART I.
ITEM 1.  Financial Statements

GLYKO BIOMEDICAL LTD.
CONSOLIDATED BALANCE SHEETS
(unaudited, in U.S. dollars)
							March 31,		December 31,
							   1996			   1995
							________		________
Assets
Current Assets
  Cash						$	287,081		$	 620,720
  Trade receivables					235,048			 356,806
  Inventories						120,213			 108,518
  Other current assets					  10,965			     5,132
							________		________

	Total current assets				653,307			1,091,176
Property, plant & equipment, net				  97,545			   112,169
Other assets						    2,200			       2,239
							________		________
	Total assets				$	753,052		$	1,205,584
							=======		=======

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable				$	   130,511		    122,375
  Accrued liabilties					   163,678		    221,424
  Deferred revenue					     75,225		    174,386
  Payable to stockholder					    219,811		     219,811
							  _______		   _______
	Total current liabilties				    589,225		     737,996

Deferred facilities costs					    215,106		    166,535
Deferred rent						      73,077		      76,590
							   _______		   _______
	Total liabilities					     877,408		     981,121

Stockholder's equity (deficit):
  Common stock, no par value, unlimited shares
      authorized, 14,567,944 shares issued and
      outstanding						 11,304,356		 11,304,356
  Common stock warrants1				      278,085		      278,085
  Accumulated deficit					(11,706,797)		(11,357,978)
							 _________		__________
	Total stockholder's equity (deficit)			    (124,356)		      224,463
							 _________		__________
	Total liabilities and
	 stockholder's equity (deficit)		$	      753,052	$	   1,205,584
							 ========		=========


GLYKO BIOMEDICAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in U.S. dollars)
								Three Months Ended March 31,
								_________________________									     1996		       1995
								__________	___________
Revenues:
Sales of products and services					$      404,951	$      206,528
Other revenues							          38,090	        100,000
								__________	___________
	Total revenues						        443,041	        306,528

Expenses:
    Cost of products and services					        146,630	           85,179
    Research and development					         277,421	         275,187
    Selling, general and administrative				         375,242	         330,873
								___________	____________
								        799,293	         691,239
								___________	____________
Loss from operations						        (356,252)            (384,711)
Interest income							             3,645	                340
Other income and expense					             3,788	            (6,197)
								____________	____________
Net loss								 $     (348,819)	$      (390,568)
								===========	===========
Net loss per common share					$	(0.02)	$	(0.04)
								===========	===========

Weighted average number of shares
    used in computing per share amounts				      14,567,944	        9,781,522
								===========	===========




GLYKO BIOMEDICAL LTD.CONSOLIDATED STATEMENTS OF CASH FLOWS
(unnaudited, in U.S. dollars)
								Three months ended March 31,
								_________________________
								        1996	      1995
								__________	___________
Cash flows from operating activities:
  Net loss							$     (348,819)	$    (390,568)

  Adjustments to reconcile net loss to net cash
	used in operating activities:
  Depreciation and amotization					          17,332	          24,651
  Interest accrued on bridge loan					                  --	            4,623
  Change in assets and liabilities:
	Trade receivables						        121,758	        205,259
	Inventories						         (11,695)	        (34,112)
	Other current assets					          (5,794)	        (58,016)
	Accounts payable						            8,136	          63,653
	Accrued liabilities and deferred rent			        (56,147)	          27,920
	Deferred revenue						         (99,161)	                  --
	Payable to stockholder					                 --	                  --
	Deferred compensation					                 --	          75,970
	Deferred facilities costs					          48,571	          65,706
 								_____________	___________
  Total adjustments						          23,000	        375,654
								_____________	___________
	Net cash used in operating activities			        (325,819)	         (14,914)

Cash flows from investing activities:
  Capital expenditures						          (2,708)	                  --
								_____________	___________
	Net cash used in investing activities			          (2,708)	                  --

Cash flows from financing activities:
  Repayments on capital lease obligations				           (5,112)	       (4,481)
								_____________	___________
	Net cash used in financing activities			           (5,112)	           (4,481)
								_____________	___________
Net decrease in cash						        (333,639)	         (19,395)
Cash and cash equivalents, beginning of period			         620,720	      79,294
								_____________	___________
Cash and cash equivalents, end of period				 $       287,081	$        59,899
								============	==========


GLYKO BIOMEDICAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars. The consolidated financial statements include the accounts of the Company and its subsidiary, Glyko, Inc.
All significant intercompany accounts and transactions have been eliminated. The balance sheet as of March 31, 1996 and the related statements of operations and cash flows for the periods ended March 31, 1996 and 1995 are unaudited but have been prepared on substantially the same basis as the annual audited financial statements. In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for those periods presented. The unaudited results for the period ended March 31, 1996 are not necessarily indicative of results to be expected for the entire year.

The accompanying financial statements should be read in conjunction with the annual report on form 10-KSB for the fiscal year ended
December 31, 1995.

Product sales
At times, the Company has received payment in advance for future product shipments. Such payments are classified as deferred revenue on the accompanying Balance Sheet. Upon shipment of products revenue is recognized and the corresponding liability (deferred revenue) is reduced.

In the first quarter of 1996, net revenues to one distributor were 20 percent of total net revenues.

Loss per Common Share

Loss per common share is computed using the weighted average number of shares outstanding during each period presented.

2.	Termination of Millipore marketing agreement

Through 1993 and the first quarter of 1994 the Company sold its products directly and through sales to Millipore Corporation, ("Millipore") for resale. During this time Millipore held marketing rights to Glyko products under the terms of a distribution agreement between Millipore and the Company. In April 1994 Millipore and the Company agreed to terminate the distribution agreement. In exchange for relinquishing marketing rights to Glyko products, Millipore will receive 500,000 shares of Glyko common stock for costs related to the termination of the distribution agreement. This amount represents the estimated fair market value, at April 1994, of stock to be issued to Millipore as a result of the termination of the distribution agreement.





3.    Stockholder's Equity

In the second quarter of 1995, the Company closed a private equity placement offering (the Financing). Investors participating in the Financing purchased units which consisted of one share of common stock and one warrant to purchase one share of common stock. The Company issued units in exchange for cash, and also in exchange for the settlement of certain outstanding liabilities. The units were priced at C$0.80 with an exercise price on the warrant of C$0.90. The Company established a balance sheet value for the common stock warrants by subtracting the discounted fair market value for one share of the Company's common stock from the price of one unit.
The common stock warrants expire in 2000. The Financing raised approximately $2.78 million, consisting of approximately $2.36 million in cash and $420,000 for the settlement of a stockholder/director bridge loan, common stock issued for financing services and certain other liabilities.

ITEM 2.

GLYKO BIOMEDICAL LTD.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The following discussion and analysis of financial condition and results of operations contains certain forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward looking statements.

Glyko Biomedical Ltd. is a Canadian company which holds all of the capital stock of Glyko, Inc. The following discussion and the accompanying consolidated financial statements include the accounts of Glyko Biomedical Ltd. and Glyko, Inc. presented on a consolidated basis. Since its inception in October 1990, Glyko has been engaged in the research and development of new techniques to test carbohydrates for research, diagnostic and pharmaceutical purposes. The Company has developed products which include a an imaging system, software and chemical testing kits. The Company is cintinuing to develop additional kits for use with the imaging system, and is also developing medical diagnostic products. In November 1995, the Company received clearance from the United States Food and Drug Administration to market its first medical diagnostic product, the Urinary Carbohydrate Analysis Test Kit for Lysosomal disorders. The Company has incurred a net loss in each period since its inception and expects to continue to incur losses at least through 1996. For the period from its inception to March 31, 1996, the Company has incurred cumulative losses of $11,707,000.

The Three Month Periods Ended March 31, 1996 and March 31, 1995

Total Revenues for the first quarter of 1996 were $443,000 and consisted of sales of products and services of $405,000 and other revenues of $38,000. Sales of consumable products were responsible for more than half of all sales of products and services. Remaining sales of products and services consisted of sales of imaging equipment and analytical service fees earned. Other revenues consisted principally of grant fees earned.





Total revenues for the first quarter of 1995 were $307,000 and consisted of sales of products and services of $207,000 and development and supply agreement fee revenue of $100,000. Sales of imaging systems were responsible for more than half of all sales of products and services. Remaining sales of products and services consisted of sales of consumable products and fees for custom analytic services. In the first quarter of 1995 the Company entered into a Development and Supply Agreement (the Agreement) with a life sciences products supplies company. Under the Agreement, Glyko will provide its product line of FACE( analytical imagers and reagents to be marketed under under that company's label.

The increase in total revenues in the first quarter of 1996 compared to the same period in 1995 was principally due to increased sales volumes of consumable products. The Company expects sales of consumable products as a percentage of total revenues to continue to increase. Sales volumes of imaging equipment and fees for analytical services were both higher in 1996. Prices for both products and services were slightly higher in 1996. Other revenues were lower in 1996. Grant fee revenues earned in the first quarter of 1996 partially offset the effect of supply agreement fee revenue of $100,000 earned in 1995 but not duplicated in 1996.

Cost of goods and services was $147,000 in the first quarter of 1996 and $85,000 in the same period of the prior year. These costs reflect manufacturing costs associated with increased sales of products and services. Margins were higher in the first quarter of 1996 on sales of products and services compared to the same period last year, primarily as a result of increased sales volumes of higher margin consumable products. As the Company is in the early stages of product sales and manufacturing, product margins have fluctuated between periods and are not necessarily indicative of future margins.

Research and development expenses were $277,000 for the first quarter of 1996 compared to $275,000 for the same period in 1995. Consultancy and other costs relating to development of a second generation imaging system were higher in 1996. Payroll costs were slightly higher reflecting salary increases to staff. These higher expenses were almost completely offset by higher charges of research and development expense to cost of products and services in 1995. These charges resulted from increased sales and service volumes and represented the value of research and development staff time and overhead devoted to the manufacture of products and to the performance of custom and contract analytical services.

Selling, general and administrative expenses were $375,000 in the first quarter of 1996 compared to $331,000 in the same period in 1995, an increase of $44,000. Payroll costs were slightly higher in 1996 due primarily to increased headcount in the sales and marketing group. Travel expenses and marketing consultancy costs were also higher in 1996. These increased expenses were partially offset by lower investor relations costs in 1996 as expenses related to the financing completed in the second quarter of 1995 were not duplicated in 1996.

Liquidity and Capital Resources

In the first quarter of 1996 total cash used in operations, investing activities and financing activities was $334,000, resulting in a cash balance at March 31, 1996 of $287,000. Net cash used in the first quarter of 1996 reflected the net loss for the period. Cash generated by collections on accounts receivable and by deferral of payments for facilities costs was offset by the effect of sales made against deferred (prepaid) revenues and by payments of accrued liabilities.



</PAGE



In the second quarter of 1995, the Company closed a private equity placement offering (the 1995 Financing). Investors participating in the 1995 Financing purchased units which consisted of one share of common stock and one warrant to purchase one share of common stock. The Company issued units in exchange for cash, and also in exchange for the settlement of certain outstanding liabilities. The units were priced at C$0.80 with an exercise price on the warrant of C$0.90. The 1995 Financing raised approximately $2.78 million, consisting of approximately $2.36 million in cash and $420,000 for the settlement of a stockholder/director bridge loan, common stock issued for financing services and certain other liabilities.

Management believes the proceeds of the 1995 Financing will allow the Company to maintain liquidity through the second quarter of 1996. The Company will then require additional funding. Such funding may come from one or more of a variety of sources including, but not limited to, equity investment, issuance of debt securities, licensing and marketing agreements, and collaborative research agreements with strategic partners. There can be no assurance that such funding will be obtained. If such funding is not obtained, operations will be materially adversely affected. The Company's report of Independent Public Accountants for the year ended December 31, 1995 contains a going concern qualification reflecting both the necessity and the uncertainty of future funding. See "Risk Factors - Future Capital Requirements."

In the longer term management plans to realize profitability through increased revenues. However, future revenues must increase significantly to fulfill management's expectation of future liquidity. There can be no assurance that sales will increase significantly in the remainder of 1996 or in future years. The Company will continue to seek additional funding through licensing and marketing agreements and collaborative research agreements with strategic partners. However, there can be no assurance that funding will be obtained.

In 1996, management expects spending on the analytical business to remain consistent with or below 1995 levels. The Company is not committed to make any significant capital expenditures. In the event that the Company enters into funded collaborative research arrangements, spending levels will increase to conduct such funded research.


RISK FACTORS

Future Capital Requirements - Uncertainty of Future Funding

The Company believes that its available cash will allow it to fund planned operations through the second quarter of 1996. The Company's Report of Independent Public Accountants for the year ended December 31, 1995 contains a going concern qualification reflecting both the necessity and the uncertainty of future funding. Such funding may come individually or collectively from equity or debt placements, licensing and marketing agreements or by collaborative research agreements with strategic partners. Additional funds may be raised through the issuance of securities or other financing arrangements on terms and at prices that might have the effect of diluting the holdings of then existing stockholders. No assurance can be given that additional financing will be available or, if available, that it will be on terms acceptable to the Company or its stockholders. If adequate funding is not obtained, operations will be materially adversely affected. The Company will delay or eliminate expenditures in respect of certain products under development such as additional analytical kits and diagnostic
tests in the event sufficient funding is unavailable.   See "Management's
Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

History of Operating Losses - Uncertainty of Future Profitability

The Company commenced its research activities in December 1990 and first recorded revenues in December 1992. While sales increased in 1994 and 1995, the Company has not yet made a net annual operating profit. There is no assurance that sales will increase in future quarters. The accumulated deficit as of March 31, 1996 was approximately $11.7 million. The Company anticipates that operating losses will continue at least through 1996.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Diagnostic Products - No Prior Commercial Manufacturing or Marketing

The Company has recently begun to market its first diagnostic product, the Urinary Carbohydrate Analysis Kit. In order to manufacture its diagnostic products in commercial quantities and to market products independently, the Company will need to expand its production and marketing capabilities and/or establish arrangements with third parties having the capacity for such manufacturing or marketing. Anticipated operating revenues will not be sufficient to expand manufacturing and marketing capabilities for diagnostic products currently under development. There can be no assurance that the Company will be able to successfully market or manufacture its diagnostic products. To the extent that the Company arranges with third parties to manufacture or market any diagnostic products, the commercial success of such products may depend upon the efforts of those third parties.

Early Stage of Diagnostic Product Development

Only one of the Company's diagnostic products has been approved for commercial sale, the Urinary Carbohydrate Analysis Kit. See "Diagnostic Products - Lysosomal Storage Diseases". Potential products currently under development by the Company will require significant additional development, and some must undergo several phases of clinical testing and will likely require significant further investment prior to their final commercialization. Anticipated operating revenues will not be sufficient to facilitate significant further development of diagnostic products. There can be no assurance that any of the Company's products under development, either now or in the future, will be successfully developed, prove to be effective in clinical trials, receive required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed.

Technology and Competition

The primary competitive factors in biotechnology are the ability to create and maintain scientifically advanced technology, to attract and maintain personnel, and to have available adequate financial resources to maintain the Company through its research, development and commercialization of technology stages. The technology on which the Company's business is based uses laboratory methods of electrophoresis and bioseparation. Nevertheless there is a technical risk associated with reducing-to-practice the economical or practical way to separate human materials for clinical diagnosis, or that it will be able to devise specific reagents required to obtain a needed reaction. Other companies may develop basic carbohydrate technology which directly competes for the carbohydrate diagnostic market. Furthermore, conventional diagnostic technology (such as enzyme or radioactive immunoassay) may accomplish new breakthroughs in analyzing carbohydrates (which so far has been difficult). Additionally, other newer technologies such as nucleic acid hybridization may become competitive and erode the Company's potential shares of diagnostic markets.


Competition in bioinstrumentation is intense. Many companies, universities, and research organizations are engaged in the research and development of products in the areas being developed by the Company. Many of these have financial, technical, manufacturing and marketing resources greater than those of the Company. Several major research instrument companies have undertaken recently to establish capabilities in carbohydrate technology and may apply such technology for essentially the same purpose as the Company.
As a result carbohydrate technology will become an area of more intense competition. In order to compete successfully the Company must expand its efforts to develop new products and uses for its current products in research and diagnosis. There can be no assurance that the Company will be able to do so effectively.

Patents and Proprietary Technology

The Company's success will depend in part on its ability to obtain patents, protect trade secrets and not infringe the patents of others. The Company has been issued patents as well as filed applications for U.S. and foreign patents and has exclusive licenses to patents or patent applications of others. The Company intends in the future to apply for patents in various jurisdictions for inventions forming part of its technology. No assurance can be given that patent applications will result in the issue or that, if issued, patents obtained by the Company will confer on the Company a preferred position with respect to the technology or products claimed.

There can be no assurance that others will not independently develop products similar to the Company's, duplicate the Company's products or design around the Company's patents. In addition the Company may be required to obtain licenses to others' patents. No assurance can be given that such licenses can be obtained on terms acceptable to the Company. These factors could cause the Company to encounter delays in product market introductions or adversely affect the Company's development or sale of products requiring licenses from third parties. The Company's products and technologies could be subject to claims of infringement by others. Patent conflicts and litigation can be expensive, and could have a material adverse effect on the Company's results of operations.

Product Liability and Lack of Insurance

The Company is subject to the risk of exposure to product liability claims in the event that the use of its technology results in adverse effects during testing or commercial sale. The Company currently does not maintain product liability insurance. There can be no assurance that the Company will be able to obtain product liability insurance coverage at economically reasonable rates, or that such insurance will provide adequate coverage against all possible claims.

Uncertainty of Regulatory Approval

The Company's diagnostics products will require regulatory approval by government agencies. This includes pre-clinical and clinical testing and approval processes in the U.S. and other countries. Compliance can take several years and require substantial expenditures. There can be no assurance that difficulties or excessive costs will not be encountered by the Company in this process or that required approvals will be obtained. The Company will not be able to market its diagnostic products until required approvals have been obtained.


Dependence on Key Personnel

The Company's success will depend in large part upon its ability to attract and retain highly qualified scientific and management personnel. The Company faces competition for such personnel from other companies, academic institutions, government entities and other organizations. The Company depends on its key management, including John Klock, John Dorson, and Christopher Starr, and the departure of any of such persons could have a material adverse effect on the Company. The Company maintains key person life insurance on Dr. Klock.



PART II.


ITEM 1.	Legal Proceedings.						None

ITEM 2.	Changes in Securities:						None

ITEM 3.	Defaults upon Senior Securities.					None.

ITEM 4.	Submission of Matter to a Vote of Security Holders. 			None

ITEM 5.	Other Information.						None.

ITEM 6.	Exhibits and Reports on Form 8-K.


(a) 	The following documents are filed as part of this report

	None.

 (b)	Reports on Form 8K

	No reports were filed on Form 8-K during the three months ended March 31, 1996.



SIGNATURES


March 31, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			Glyko Biomedical Ltd.

Date:	May 10, 1996			By:	\s\ John C. Klock											John C. Klock, M.D.
						President and Chief Executive
						Officer



Date:	May 10, 1996			By:	\s\ John F. Hamilton	 	   								John F. Hamilton
						Vice President, Finance and
						Administration and Chief
						Financial Officer

