Form 10QSB/A
period 1996-03-31
GLYKO BIOMEDICAL LTD
filed 1996-06-28
CIK 908401

[TYPE]     10QSB/A
[DOCUMENT-COUNT]     1
[SROS]     NASD
[FILER]
[CIK]     0000908401
[CCC]     bk@22222
[PERIOD]     03/31/96

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



PART I.
ITEM 1.  Financial Statements

GLYKO BIOMEDICAL LTD.
CONSOLIDATED BALANCE SHEETS
(unaudited, in U.S. dollars)
                                      							March 31,		December 31,
							                                         1996			   1995
						                                       	________		________
Assets
Current Assets
  Cash				                                 		$	287,081	 	$	 620,720
  Trade receivables				                       	235,048		  	 356,806
  Inventories					                            	120,213  			 108,518
  Other current assets					                     10,965			     5,132
                                       							________   		________

	Total current assets	                      			653,307		 	1,091,176
Property, plant & equipment, net				            97,545			   112,169
Other assets						                               2,200		      2,239
                                          							________		________
	                            Total assets				$	753,052		$	1,205,584
						                                           ========		========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable			                    	$	   130,511		    122,375
  Accrued liabilties					                      163,678		    221,424
  Deferred revenue					                         75,225		    174,386
  Payable to stockholder					                  219,811		    219,811
							                                         _______		   _______
	Total current liabilties				                  589,225	 	   737,996

Deferred facilities costs		             			    215,106		    166,535
Deferred rent		                      		 		      73,077	      76,590
							                                         _______		   _______
	Total liabilities					                        877,408      981,121

Stockholder's equity (deficit):
  Common stock, no par value, unlimited shares
      authorized, 14,567,944 shares issued and
      outstanding		                    				 11,304,356		 11,304,356
  Common stock warrants1				                   278,085	     278,085
  Accumulated deficit				                 	(11,706,797)	(11,357,978)
							                                       _________		__________
	Total stockholder's equity (deficit)			      (124,356)	    224,463
							                                       _________		__________
	Total liabilities and
	 stockholder's equity (deficit)	   	     $    753,052  $ 1,205,584
							                                       =========		==========


GLYKO BIOMEDICAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in U.S. dollars)
						                                     		Three Months Ended March 31,
							         							                            1996       1995
							                                        	__________	___________
Revenues:
Sales of products and services		      			$      404,951	$      206,528
Other revenues							                            38,090	       100,000
							                                        	__________	___________
	Total revenues						                          443,041	        306,528

Expenses:
    Cost of products and services					         146,630	         85,179
    Research and development					              277,421	        275,187
    Selling, general and administrative				    375,242         330,873
							                                      	___________	____________
								                                       799,293	        691,239
							                                      	___________	____________
Loss from operations						                   (356,252)        (384,711)
Interest income							                          3,645	             340
Other income and expense					                   3,788	          (6,197)
					                                     			____________	____________
Net loss						                      		 $     (348,819)	$      (390,568)
						                                     		============ ============
Net loss per common share		                  	$	(0.02)        	$	(0.04)
						                                       =============	============

Weighted average number of shares
    used in computing per share amounts				      14,567,944	 9,781,522
                                       						=============	============




GLYKO BIOMEDICAL LTD.CONSOLIDATED STATEMENTS OF CASH FLOWS
(unnaudited, in U.S. dollars)
                                								Three months ended March 31,
						                                 		_________________________
								                                      1996	      1995
							                                   	__________	___________
Cash flows from operating activities:
  Net loss			                    				$     (348,819)	$    (390,568)

  Adjustments to reconcile net loss to net cash
   	used in operating activities:
  Depreciation and amotization					          17,332         24,651
  Interest accrued on bridge loan		           --	            4,623
  Change in assets and liabilities:
	Trade receivables						                    121,758        205,259
	Inventories						                          (11,695)	      (34,112)
	Other current assets					                   (5,794)	      (58,016)
	Accounts payable						                       8,136	        63,653
	Accrued liabilities and deferred rent			   (56,147)        27,920
	Deferred revenue						                     (99,161	            --
	Payable to stockholder					                     --	            --
	Deferred compensation					                      --          75,970
	Deferred facilities costs					              48,571	         65,706
 							                                  	_____________	___________
  Total adjustments						                    23,000	        375,654
					                                   			_____________	___________
	Net cash used in operating activities		   (325,819)        (14,914)

Cash flows from investing activities:
  Capital expenditures						                 (2,708)	            --
							                                    _____________	___________
	Net cash used in investing activities			    (2,708	             --

Cash flows from financing activities:
  Repayments on capital lease obligations	  	(5,112)         (4,481)
						                                    	_____________ 	___________
	Net cash used in financing activities	      (5,112)         (4,481)
						                                    		_____________	___________
Net decrease in cash						                 (333,639)	       (19,395)
Cash and cash equivalents,
 beginning of period	                       620,720	         79,294
							                                    	_____________	___________
Cash and cash equivalents, end of period		$ 287,081        $ 59,899
							                                    	============	 ===========

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