Form 10KSB/A
period 1995-12-31
GLYKO BIOMEDICAL LTD
filed 1996-07-16
CIK 908401

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB

(MARK ONE)

[x]      Annual Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the fiscal year ended December 31, 1995

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                         Commission File Number: 0-21994

                              GLYKO BIOMEDICAL LTD.
        (Exact name of small business issuer as specified in its charter)

               Canada                                   68-0230537
   (State of other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

  81 Digital Drive, Novato, California                    94949
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number: (415) 382-6653

         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                             ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III to the Form 10-KSB or any amendment to this Form 10-KSB. ______

State issuer's revenues for its most recent fiscal year. $1,568,810.
                                                         -----------

The approximate aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 29, 1996 was $3,546,857.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,567,944 common shares outstanding as of February 29, 1996.

                              GLYKO BIOMEDICAL LTD.

         This report contains certain forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report.

ITEM 1. DESCRIPTION OF BUSINESS

Glyko Biomedical Ltd. was incorporated by Certificate and Articles of Incorporation under the laws of Canada on June 26, 1992 ("Glyko"). On December 21, 1992, simultaneously with an initial public offering of the Company's Common Shares on The Toronto Stock Exchange, Glyko acquired 100 percent of the shares of Glyko, Inc. a corporation incorporated under the laws of Delaware on October 15, 1990 upon an exchange of shares with the stockholders of Glyko, Inc. The registered office of Glyko is Scotia Plaza, Suite 2100, 40 King Street West, Toronto, Canada M5H 3C2. The registered and principal office of Glyko, Inc. is 81 Digital Drive, Novato, California. In this Statement, unless otherwise indicated, a reference to "Glyko" or to the "Company" means Glyko and its wholly-owned subsidiary, Glyko, Inc.

Glyko, Inc. was established in 1990 under a joint venture agreement, ("the Joint Venture Agreement"), dated December 18, 1990 among Millipore Corporation ("Millipore"), Glycomed Incorporated ("Glycomed"), Gwynn R. Williams ("Williams"), and John C. Klock, M.D. (collectively, the "Founders"), Astroscan, Ltd. and Astromed, Ltd., corporations controlled by Williams, and Glyko, Inc. to conduct original scientific research aimed at developing novel analytic and research instrumentation for carbohydrate research and for human medical diagnosis. The Company's principal activities are the sale of chemical kits and equipment incorporating its proprietary carbohydrate technology and the development of commercial applications based on complex carbohydrates.

The Company is developing new techniques to analyze and manipulate carbohydrates for research and diagnostic purposes. As its major asset is a scientifically enabling core technology rather than a single narrow technique or molecule, the Company may develop business opportunities in multiple areas such as research laboratory instrumentation, human diagnostics, and the pharmaceutical industry, although there can be no assurance that the Company will successfully develop any of such business opportunities. The Company's scientific and business strategies are based on its core patented technologies. The Company has developed and marketed a product line of laboratory instrumentation and chemical kits, referred to as analytic products, which are used in carbohydrate detection, separation, and sequencing. The general purpose of these products is to determine the composition and sequential linkage conformations of sugar molecules from biologic or synthetic materials. The basic technology utilized by the Company is called "FACE(R)" or Fluorophore-Assisted-Carbohydrate-Electrophoresis.

In November 1995, the Company received approval from the United States Food and Drug Administration to market its first diagnostic product, the Urinary Carbohydrate Analysis Test Kit. The Company has completed certain internal preliminary studies to demonstrate the utility of its instrumentation to diagnose certain medical conditions associated with carbohydrate abnormalities. These conditions include, among others, mental and developmental retardation in children and cardiovascular diseases in adults. As of December 31, 1995 the Company had 18 employees including five Ph.D.s/M.D.s with specialized training in carbohydrate biotechnology.

ANALYTIC PRODUCTS

The Company manufactures a complete system for the analysis of carbohydrates. The system consists of:

- -        A series of kits for performing analyses of different types of carbohydrates. Each kit includes all the chemicals, enzymes, pre-cast gels, and standards for performing a specific analysis.

- -        A cooled electrophoresis system for performing high-quality analysis of the research sample.

- -        A computer-controlled charged coupling device ("CCD") camera system incorporating a CCD camera for low light level imaging of the research sample.

- -        Copyrighted, proprietary software for image analysis and data manipulation.

The Company believes the system has the advantages of low cost, ease of use, high sensitivity and applicability to a broad range of carbohydrate problems. Types of applications include the confirmation that genetically engineered products, for example monoclonal antibodies and biotechnology pharmaceuticals, have their required carbohydrates. Other applications include determining the specific carbohydrate structure on a cell or in a food product. The system is also useful for a broad range of problems from plant research to biotechnology to industrial production. The FACE(R) system has been adapted to be used in capillary electrophoresis, making it available to a broader set of users.

In collaboration with its former marketing partner for analytic products, Millipore, the Company began to actively market its analytic products on October 1, 1992. Since April 1994 the Company has been solely responsible for the marketing and distribution of its products directly and through authorized distributors.

THE ANALYTIC PRODUCTS MARKET

The Company estimates that the market for the Company's analytic products addresses the needs of a broad range of scientists such as biologists, biochemists and molecular biologists. The Company's customers include university research laboratories, biotechnology companies and pharmaceutical companies.

DIAGNOSTIC PRODUCTS

BACKGROUND

Currently, there are very few carbohydrate diagnostics tests. They include glucose monitoring for diabetics, certain blood typing tests and the measurement of certain carbohydrates in the blood of persons with cancer. The Company believes the development of carbohydrate diagnostic products has been limited by the lack of appropriate analytical systems. The Company's FACE(R) diagnostic technology should give clinicians the capability to detect the presence of specific carbohydrate markers indicating certain disease states.

In November 1995, the Company received approval from the United States Food and Drug Administration to market its diagnostic test for Lysosomal Storage Diseases, the Urinary Carbohydrate Analysis Test Kit. The Company believes that its technology has potential for further diagnostic applications. The Company has successfully completed certain studies with others on small numbers of human clinical samples to assure itself of the applicability of its core technology to the analysis of human body fluids for certain medical diagnostic purposes. Furthermore, to show the flexibility of the technology such studies have been done on human samples which are from several broad diagnostic categories: congenital and inborn metabolic diseases, therapeutic drug monitoring and acquired conditions of adults.

The leading diagnostic objectives for the Company are:

- -        To successfully market the Urinary Carbohydrate Analysis Test Kit.

- -        To develop a drug monitoring technology for thrombosis treatment by carbohydrate drugs such as heparin.

- -        To develop diagnostic screening tests for osteoporosis.

The Company's efforts towards meeting these objectives may be limited by the availability, or lack thereof, of additional funding. See "Risk Factors - Future Capital Requirements - Uncertainty of Future Funding." Depending on available funding, the Company may begin research in other key research areas, although there is no assurance that it will be able to do so. There can be no assurance that any of the Company's current or future products will be successfully developed, prove to be effective in clinical trials, receive required regulatory approvals or be successfully marketed. See "Risk Factors Diagnostic Products."

Lysosomal storage diseases

Lysosomal storage diseases are a class of inherited metabolic diseases. There are at least 25 different individual diseases, including Tay-Sachs disease, Gaucher's disease and lesser known classes such as the mucopolysaccharidoses. Currently, only a small fraction of patients are tested for these diseases, usually those in high-risk groups (i.e. Ashkenazi Jews for Tay-Sachs disease) or those with clinical symptoms such as physical deformity or mental retardation.

In November 1995, The Company received approval from the United States Food and Drug Administration to market its Urinary Carbohydrate Analysis Test Kit. This Test is capable of detecting more than two dozen conditions in the LSD group. The Company is planning to market the test kit to pediatricians as a primary screening test for the majority of LSDs.

Thrombosis

Heparin, a major anticoagulant drug, is a complex carbohydrate. Although there are many drugs used to treat thromboses, there is only one anticoagulant currently available for acute treatment: heparin. The Company believes there is currently no satisfactory direct analytic method for measuring heparin which is approved for use. A test that would accurately measure serum levels of heparin would enable physicians to more directly measure the effectiveness and potential toxicity of the drug. The Company has used FACE(R) to develop methods which could be used to measure the levels of heparin in the blood of patients, in order to better manage the heparinization process. Monitoring patients during heparinization is crucial because at doses too low the drug is not effective, but at doses too high there is a serious risk of bleeding. Currently, the only approved method to monitor the use of heparin is to perform blood clotting time assays. Such tests give only an indirect indication of the total levels of heparin in the blood. The Company's pilot studies in testing for heparin need to be followed by clinical studies using the heparin FACE(R) test on hospitalized patients on heparin. There is no assurance that such testing studies will be successful.

Osteoporosis

A test that would accurately measure the breakdown of bone would enable physicians to more directly measure the metabolic state of patients as well as the effectiveness of treatments. Glyko has used FACE(R) to develop a way to measure the levels of carbohydrates in the urine of patients with osteoporosis. Our preliminary work shows that FACE(R)can reliably measure these carbohydrates which appear in a characteristic pattern in urine tests.

Monitoring patients during treatment is important to assess their response to a particular type of treatment. Currently, the most common way to monitor these patients is using quantitative X-ray densitometry, which measures bone density. While these tests are reasonably accurate at measuring bone density, a long period of time is required to see such changes. A test that could measure the rate of breakdown and build-up of would be a major step forward in the management of these patients.

In pilot studies performed by the Company patient samples from persons with osteoporosis have been examined using FACE(R) technology. The Company feels that on the basis of these pilot studies there is enough promise to evaluate an additional several hundred patients in expanded pilot studies. Such studies will require funding and the Company may seek a partner to share the cost of such studies.

COMPETITION

Carbohydrate biotechnology is a new and rapidly evolving field. Rapid technological development could result in the Company's potential products or services becoming obsolete before the Company recovers its research and development and capital expenditures.

The Company will experience competition both from analytic instrument companies as well as from diagnostic or pharmaceutical companies which have other ways to analyze carbohydrates. Currently, the Company faces competition from manufacturers of chromatography and electrophoresis equipment and from suppliers of carbohydrate enzymes and reagents. Equipment manufacturers include Dionex, Oxford GlycoSciences, Beckman Instruments, Applied Biosystems, Bio-Rad and others. Suppliers of carbohydrate enzymes and reagents include Genzyme, Boehringer-Mannheim Chemicals, New England Biolabs, Seikagaku, and others.

The Company's diagnostic products may face competition from major diagnostic companies such as Abbott, Bayer, Boehringer-Mannheim, Beckman and others. The Company's competitors, particularly those which are large medical and pharmaceutical companies, have substantially greater financial, manufacturing, marketing, and technical resources than the Company. The Company believes that the relative speed with which others can develop products, complete clinical testing and regulatory approval processes and supply commercial quantities to the market will be important competitive factors.

PATENTS AND TRADE SECRETS

The Company has or has licensed a number of issued patents covering its core technologies as well as a number of pending patent applications in the field. Twenty of the Company's patents have been granted in the U.S., U.K. and the European Common Market. These patents are either the Company's own patents or are licensed exclusively in perpetuity on a royalty-free basis to the Company under agreements with the holders of the patents. The Company's diagnostic patent was issued in the U.S. on April 27, 1993. The claims in these patents are intentionally broad and include multiple uses of the basic inventions. The Company has filed an additional 16 patent applications.

GOVERNMENT REGULATION

The manufacture and sale of analytic products do not require government approval in the United States or Canada. The manufacture and sale of medical diagnostic products in the United States are controlled by the Federal Drug Administration ("FDA"), and the manufacture and sale of analytic products in Canada are controlled by the Health Protection Branch ("HPB"). The laws of each country require the licensing of manufacturing facilities located in its jurisdiction, and carefully controlled clinical trials in humans and extensive testing of products. The manufacturer must establish the safety and efficacy of its products, good manufacturing practices and control over marketing activities before it will be allowed to market and sell its products. The safety and efficacy of a new diagnostic product must be demonstrated through clinical trials carried out under procedures acceptable to the FDA or the HPB, as the case may be.

In order to be able to market and sell its diagnostic products, the Company must successfully complete clinical trials. The sales program is initiated by applying to the FDA or the HPB, as the case may be, for permission to manufacture and market products. The Company must submit specific information on the results of carefully controlled clinical trials using blood or other specimens obtained from humans. These results must show a high degree of "sensitivity" and "specificity" for the test; that is the product must identify with a high degree of certainty (usually over 95 percent) a given medical condition (a high degree of specificity) using a small amount of sample to identify a very small amount of the diagnostic marker substance in the human sample (a high degree of sensitivity).

In addition, since the method of manufacture may affect the efficacy and safety of the product, information on manufacturing methods and standards, and the stability of the product components must be presented to enable the regulatory agency to conclude that the product that may eventually be sold to the public has the same composition and performance as that determined to be effective in clinical trials. Production methods and quality control procedures must be in place to ensure a consistent, well-performing product which is uniform with respect to all quality aspects.

The controls on a new diagnostic product do not cease once it is on the market. A new diagnostic product may be sold in the marketplace on condition that continued reporting of its performance be submitted by the manufacturer to the FDA or the HPB, as the case may be. The manufacturer must further inform the regulatory agency of any new information received concerning the product's performance or safety. If the regulatory agency determines that the product is no longer performing to the determined standards, the product may be removed from the market.

The regulatory process described above can be modified by the FDA or the HPB or by legislation at any time in specific situations. Compliance can take several years and require substantial expenditures. The FDA has permitted certain investigational tests to be made available outside of clinical trials on an "exemption" basis. The Company is unable to predict whether these or similar future regulatory developments will affect the Company's products under development. See "Description of Business - Risk Factors."

The Company is also subject to regulation in California under the Occupational Safety and Health Act, the Environmental Protection Act, The Toxic Substances Control Act, The Resource Conservation and Recovery Act and other present and future federal, state or local regulations. Regulations concerning biotechnology may also affect the Company's R&D programs. The Company believes that its efforts to comply with these laws have had no adverse impact on its capital expenditures, results of operations or competitive position, but there can be no assurance that this situation will continue.

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

HISTORY OF OPERATING LOSSES - UNCERTAINTY OF FUTURE PROFITABILITY

The Company commenced its research activities in December 1990 and first recorded revenues in December 1992. While sales increased in 1994 and 1995, the Company has not yet made a net annual operating profit. There is no assurance that sales will increase in future quarters. The accumulated deficit as of December 31, 1995 was approximately $11.4 million. The Company anticipates that operating losses will continue at least through 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DIAGNOSTIC PRODUCTS - NO PRIOR COMMERCIAL MANUFACTURING OR MARKETING

The Company has recently begun to market its first diagnostic product, the Urinary Carbohydrate Analysis Kit. In order to manufacture its diagnostic products in commercial quantities and to market products independently, the Company will need to expand its production and marketing capabilities and/or establish arrangements with third parties having the capacity for such manufacturing or marketing. Anticipated operating revenues and cash resources will not be sufficient to expand manufacturing and marketing capabilities for diagnostic products currently under development. There can be no assurance that the Company will be able to successfully market or manufacture its diagnostic products. To the extent that the Company arranges with third parties to manufacture or market any diagnostic products, the commercial success of such products may depend upon the efforts of those third parties. See "Description of Business -- Business of the Company."

EARLY STAGE OF DIAGNOSTIC PRODUCT DEVELOPMENT

Only one of the Company's diagnostic products has been approved for commercial sale, the Urinary Carbohydrate Analysis Kit. See "Diagnostic Products - Lysosomal Storage Diseases". Potential products currently under development by the Company will require significant additional development, and some must undergo several phases of clinical testing and will likely require significant further investment prior to their final commercialization. See "Government Regulation." Anticipated operating revenues and cash resources will not be sufficient to facilitate significant further development of diagnostic products. There can be no assurance that any of the Company's products under development, either now or in the future, will be successfully developed, prove to be effective in clinical trials, receive required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed. See "Description of Business -- Business of the Company."

TECHNOLOGY AND COMPETITION

The primary competitive factors in biotechnology are the ability to create and maintain scientifically advanced technology, to attract and maintain personnel, and to have available adequate financial resources to maintain the Company through its research, development and commercialization of technology stages. The technology on which the Company's business is based uses laboratory methods of electrophoresis and bioseparation. Nevertheless there is a technical risk associated with reducing-to-practice the basic technology for new applications. There is no assurance that the Company will be able to develop an economical or practical way to separate human materials for clinical diagnosis, or that it will be able to devise specific reagents required to obtain a needed reaction. Other companies may develop basic carbohydrate technology which directly competes for the carbohydrate diagnostic market. Furthermore, conventional diagnostic technology (such as enzyme or radioactive immunoassay) may accomplish new breakthroughs in analyzing carbohydrates (which so far has been difficult). Additionally, other newer technologies such as nucleic acid hybridization may become competitive and erode the Company's potential shares of diagnostic markets.

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

PATENTS AND PROPRIETARY TECHNOLOGY

The Company's success will depend in part on its ability to obtain patents, protect trade secrets and not infringe the patents of others. The Company has been issued patents as well as filed applications for U.S. and foreign patents and has exclusive licenses to patents or patent applications of others. The Company intends in the future to apply for patents in various jurisdictions for inventions forming part of its technology. No assurance can be given that patent applications will result in the issue of patents or that, if issued, patents obtained by the Company will confer on the Company a preferred position with respect to the technology or products claimed. See "Description of Business -- Patents and Trade Secrets."

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

UNCERTAINTY OF REGULATORY APPROVAL

The Company's diagnostics products will require regulatory approval by government agencies. This includes pre-clinical and clinical testing and approval processes in the U.S. and other countries. Compliance can take several years and require substantial expenditures. There can be no assurance that difficulties or excessive costs will not be encountered by the Company in this process or that required approvals will be obtained. The Company will not be able to market its diagnostic products until required approvals have been obtained. See "Description of Business -- Government Regulation."

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

EMPLOYEES

At February 29, 1996 the Company had 17 employees. All employees were full time and 15 employees worked in Novato, California.

ITEM 2. DESCRIPTION OF PROPERTY

The Company occupies a 25,000 square foot facility in Novato, California. The facility includes 9,000 square feet of laboratory space, an 8,000 square foot manufacturing facility, and 8,000 square feet of expansion space. The Company has agreed with Millipore to sublease the facility until 1998. Minimum lease payments under the sublease in 1996 are $240,720 and increase in each year of the term to $263,664 in 1998. These obligations were established based on market rates at the time sublease terms were negotiated. The Company believes that its facility is adequate to meet its current and reasonably foreseeable requirements for the conduct of its business, including manufacture of analytic products. See "Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS.

As of February 29, 1996, to the best of the Company's knowledge, there were no pending legal proceedings against the Company or its property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of November 1993, the Company's stock has been listed on the NASD Electronic Bulletin Board under the symbol "GLYK". The Company's Common Shares have been listed and traded on The Toronto Stock Exchange since December 21, 1992 under the symbol "GBL." The following table sets forth the high and low sales prices for the Common Shares for the periods noted, as reported by The Toronto Stock Exchange.

                                                                              PRICES
                                                                     (IN CANADIAN DOLLARS)

        Year                          PERIOD                        HIGH                 LOW
        ----                          ------                        ----                 ---

        1993           Fourth Quarter                               $3.25                $2.60
        1994           First Quarter                                $2.80                $1.40
        1994           Second Quarter                               $1.50                $0.90
        1994           Third Quarter                                $1.00                $0.80
        1994           Fourth Quarter                               $1.00                $0.60
        1995           First Quarter                                $1.00                $0.72
        1995           Second Quarter                               $1.00                $0.80
        1995           Third Quarter                                $0.90                $0.79
        1995           Fourth Quarter                               $1.15                $0.60



References herein to the market price of the Common Share refers to the closing price on The Toronto Stock Exchange.

HOLDERS

As of February 29, 1996, there were 161 holders of record of 14,567,944 outstanding Common Shares of the Company.

OUTSTANDING OPTIONS

As of February 29, 1996, options to acquire 2,204,879 of the Company's Common Shares had been granted and were outstanding.

CERTAIN CANADIAN FEDERAL INCOME TAX CONSIDERATIONS

The following is a summary of the principal Canadian federal income tax considerations generally applicable to a person (a "United States holder") who, for the purposes of the Income Tax Act (Canada) (the "Canadian Tax Act") and the Convention between Canada and the United States with respect to Taxes on Income and Capital (the "Convention") and at all relevant times, is resident in the United States and not resident in Canada, deals at arm's length with the Company, holds Common Shares as capital property and does not use or hold and is not deemed to use or hold the Common Shares in carrying on business in Canada. Special rules, which are not discussed in this summary, may apply to a United States holder that is an insurer that carries on an insurance business in Canada and elsewhere.

This summary is based on the current provisions of the Convention and of the Canadian Tax Act and the regulations thereunder, all specific proposals to amend the Canadian Tax Act and the regulations announced by the Minister of Finance (Canada) prior to the date hereof (the "Proposed Amendments") and the published administrative practices of Revenue Canada, Taxation. This summary assumes the Proposed Amendments will be enacted in the form currently proposed. This summary does not take into account or anticipate any changes in the governing law, other than the Proposed Amendments, whether by federal, governmental or legislative decision or action, nor does it take into account the tax legislation or considerations of any province, territory or foreign jurisdiction.

This summary is of a general nature only and is not, and should not be interpreted as, legal or tax advice to any particular United States holder and no representation is made with respect to the Canadian income tax consequences to any particular person. Accordingly, United States holders are advised to consult their own tax advisors with respect to their particular circumstances.

Under the Canadian Tax Act and pursuant to the Convention, Canadian withholding tax will apply to dividends on Common Shares paid or deemed to be paid to a United States holder at the rate of 15 percent of the gross amount of such dividends, or, in the case of a United States holder that is a corporation which owns at least 10 percent of the voting stock of the company, six percent of the gross amount of such dividends paid in 1996 and five percent of the gross dividends paid thereafter.

In general, a United States holder will not be subject to Canadian income tax on capital gains arising on the disposition of Common Shares unless (i) at any time in the five-year period immediately preceding the disposition, 25 percent or more of the issued shares of any class or series of the Company belonged to the United States holder, to persons with whom the United States holder did not deal at arm's length, or to the United States holder and persons with whom he did not deal at arm's length, and (ii) the value of the Common Shares at the time of the disposition is derived principally from real property (as defined in the Convention) situated in Canada.

A disposition of Common Shares to the Company (unless the Company acquires the shares in the open market in the manner in which shares would normally be purchased by any member of the public) will result in a deemed dividend to the United States holder equal to the amount by which the consideration paid by the Company to acquire the Common Shares exceeds the paid-up capital of such shares for purposes of the Canadian Tax Act. The amount of such deemed dividend will be subject to the withholding tax described above.

DIVIDEND POLICY

Glyko does not anticipate the payment of dividends in the foreseeable future. At present, Glyko's policy is to retain earnings, if any, to finance the development of its business. The payment of dividends in the future will depend upon, among other factors, Glyko's earnings, capital requirements and operating and financial condition.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis of financial condition and results of operations contains certain forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward looking statements.

Glyko Biomedical Ltd. is a Canadian company which holds all of the capital stock of Glyko, Inc. The following discussion and the accompanying consolidated financial statements include the accounts of Glyko Biomedical Ltd. and Glyko, Inc. presented on a consolidated basis. Since its inception in October 1990, Glyko has been engaged in the research and development of new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. The Company has developed a line of analytic instrumentation laboratory products which include an imaging system, analysis software and chemical analysis kits. During 1992, the Company completed the development and final testing of these products and, in December 1992, began its first commercial shipments of its analytic products in conjunction with its marketing partner, Millipore Corporation. From that time until April 1994 the Company sold its products directly to customers and indirectly through sales to Millipore for resale. In April, 1994, the Company and Millipore agreed to terminate their marketing agreement and the Company retained sole marketing rights to its products. The Company is continuing to develop additional chemical kits for use with the imaging system, and is also developing a line of carbohydrate diagnostic products. In November 1995, the Company received approval from the United States Food and Drug Administration to market its first diagnostic product, the Urinary Carbohydrate Analysis Test Kit. The Company has incurred a net loss in each period since its inception and expects to continue to incur losses at least through 1996. For the period from its inception to December 31, 1995, the Company has incurred cumulative losses of $11,358,000.

RESULTS OF OPERATIONS

Revenues in 1995 were $1,569,000 and consisted primarily of sales of imaging equipment, sales of chemical analysis kits, licensing and grant fee revenues and custom analytical service fee revenues. Sales of imaging systems were responsible for slightly less than half of total revenue in 1995. Revenues for 1994 were $883,000 and consisted primarily of sales of imaging equipment and chemical analysis kits. Sales of imaging systems were responsible for over half of total revenue in 1994. Remaining 1994 revenues were due primarily to sales of chemical analysis kits. Revenues from licensing fees, grant fees and custom analytical services were nominal in 1994.

The increase in revenues in 1995 was primarily due to sales of imaging systems to distributors for resale and from licensing fees earned from distributors. Sales volumes of chemical analysis kits were higher in 1995 and custom analytical service revenue was also higher in 1995. Selling prices in 1995 for all products were slightly higher than in 1994.

Gross margin was 67 percent in 1995 and 64 percent in 1994. As the Company is in the early stages of product sales and production, management expects that margins will fluctuate for some time and that current margins are not necessarily indicative of future margins. Non-product sale revenue such as licensing fees and grant fees will affect future margins.

Research and development expenses in 1995 were $1,063,000 compared to $1,230,000 in 1994, a decrease of $167,000. The decrease in departmental expense principally resulted from reduced staffing levels in 1995. Also in 1995, research and development staff spent more time performing custom analytical service work resulting in higher charges of research and development cost to cost of products and services.

Selling, general and administrative expense was $1,662,000 in 1995, a decrease of $161,000 from 1994 expense of $1,823,000. The principal reason for the decrease in expense in 1995 was the 1994 third quarter charge of $220,000 arising from the pending issuance of 500,000 shares to Millipore Corporation in exchange for their agreement to relinquish their marketing rights to Glyko products. Apart from that one-time charge, 1995 total selling, general and administrative expenses were approximately equal to 1994 expenses. Payroll and travel costs were higher in 1995, primarily due to increased sales staffing levels. Consultancy expense was higher in 1995 due to increased marketing consultancy costs as well as consultancy fees for regulatory agency and public relations matters. Media advertising placements were lower in 1995, resulting in reduced advertising expense. Legal and other costs associated with financing efforts were also lower in 1995 reflecting the successful completion of the Company's private equity placement in the second quarter of 1995.

Interest income earned in 1995 and 1994 reflected earnings on cash proceeds from the public offering completed late in 1992 and the private equity placement offering completed in the second quarter of 1995. Interest expense in 1995 and 1994 was due to accrued interest on a stockholder bridge loan and interest expense on a capital lease.

LIQUIDITY AND CAPITAL RESOURCES

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

The Company's net cash position increased by $541,000 in 1995. Cash proceeds from the Financing were offset by cash used in operating activities of $1,699,000. Cash used in operating activities in 1995 reflected the operating loss of $1,649,000. The cash effect of payments of deferred liabilities upon completion of the private equity placement offering was offset by the receipt, in the fourth quarter, of an advance upon future sales received from a foreign distributor. Capital expenditures in 1995 were not material.

Cash used by operations in 1994 was $1,867,000. The effect upon cash of the net loss of $2,476,000 was partially offset by deferral of payments to Millipore for facilities charges and by non-cash depreciation charges. In the fourth quarter of 1994 the Company received a total of $250,000 in convertible bridge loans from a stockholder. During 1994, the Company made arrangements with certain vendors and creditors to defer payments on accounts payable of approximately $108,000. The Company deferred payment of portions of officers' salaries in 1994 pending the successful completion of equity financing efforts. The effect of these arrangements was to reduce the net consumption of cash in 1994. Capital expenditures in 1994 were not material.

The Company believes that its available cash will allow it to fund planned operations through the second quarter of 1996. To maintain liquidity in 1996, the Company must realize a significant increase in sales, receive additional funding or significantly reduce expenditures. There can be no assurance that sales will increase significantly in 1996. Funding may come individually or collectively from equity or debt placements, licensing and marketing agreements or by collaborative research agreements with strategic partners. The Company will seek additional funding through all available means, including but not limited to the methods noted above. However there can be no assurance that such funding will be obtained, or that funding will be available on terms acceptable to the Company or its stockholders. The Company's Report of Independent Public Accountants for the year ended December 31, 1995 contains a going concern qualification reflecting both the necessity and the uncertainty of future funding. See "Risk Factors - Future Capital Requirements."

In 1996, management expects spending to remain consistent with 1995 levels. The availability, or lack thereof, of additional funding will influence spending for research and development. To the extent that such funding is not available, research and development spending will be reduced. The Company has no commitments to make any significant capital expenditures. In the event that the Company enters into collaborative research arrangements, spending levels will increase to conduct such funded research. The distribution of such spending will be influenced by scientific progress in the analytical and diagnostic fields, as well as in clinical trials.

ITEM 7. FINANCIAL STATEMENTS

The information required to be filed in this item appears on pages F-2 to F-12 and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the company are as follows:

                                                                                               YEAR
                                                                                              JOINED
                   NAME             AGE                  POSITION                             COMPANY
                   ----             ---                  --------                             -------

R. William Anderson(1)(2)            54      Director                                           1991
John H. Craig                        48      Secretary and Director                             1992
John Dorson, Ph.D.                   51      Vice-President and General Manager,
                                             Analytic Business unit                             1994
John S. Glass                        59      Director                                           1994
John F. Hamilton                     51      Vice-President, Finance and Administration         1992
                                               and Chief Financial Officer
John C. Klock, M.D. (1)              51      President, Chief Executive Officer and             1990
                                               Director
Christopher M. Starr, Ph.D.          43      Vice-President, Research and Development           1991
F. Michael P. Warren, Q.C. (2)       60      Director                                           1992
Gwynn R. Williams(1)                 62      Director                                           1990


(1)      Member of Audit Committee
(2)      Member of Compensation Committee

All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the officers and directors of the Company.

MR. R. WILLIAM ANDERSON has served as a Director since 1992 and is an independent consultant. From 1989 to 1994 he served as Vice-President-Finance and Chief Financial Officer at Glycomed Incorporated. From July 1985 to April 1989 he served as Vice President of Finance and Administration and Chief Financial Officer for Chiron Corporation, a biotechnology company. Prior to Chiron, Mr. Anderson was Controller and Director of Financial Planning and Analysis at Syntex Laboratories, Inc., the domestic pharmaceutical subsidiary of Syntex Corporation. Mr. Anderson holds an MBA from the Harvard Business School.

MR. JOHN H. CRAIG has served as a Director and Secretary of the Corporation since 1992 and has been a solicitor and partner with Cassels Brock and Blackwell and previously with Holden Day Wilson, Toronto law firms, since 1973. Mr. Craig is a director of a number of public companies listed on the Toronto Stock Exchange.

DR. JOHN DORSON joined the Company in March, 1994 as Vice-President and General Manager of the analytic business unit. Prior to joining Glyko, Dr. Dorson was Vice President, Planning and Business Development for Miles Diagnostics Inc./Technicon (1988-1993) and Director of Marketing for Olympus Clinical Instruments (1985-1988). Dr. Dorson has sixteen years experience in sales, marketing and strategic planning in the medical field. He received his Ph.D. in biochemistry in 1973 from the University of Kentucky and was a Post Doctoral Fellow at Baylor College of Medicine (1973).

MR. JOHN S. GLASS has served as a Director since August 1994 and is Vice President and Chief Financial Officer of Milkhaus Laboratory, Inc., a clinical stage biopharmaceutical company. In 1995 he was an independent consultant. From 1968 to 1994 he served in various capacities at Millipore Corporation, most recently as Director of Investor Relations and Vice President of Millicorp, a venture capital subsidiary. Previously Mr. Glass was a research and development manager at Polaroid Corporation. Mr. Glass holds a Masters degree in management from the Massachusetts Institute of Technology.

MR. JOHN F. HAMILTON was formerly President and Chief Financial Officer of Protos Corporation (1988-1992) (a drug design subsidiary of Chiron Corporation) and Treasurer of Chiron Corporation, a biotechnology company (1987-1992). Previously he was Treasurer and Vice-President at American Hawaiian Cruises, a U.S. based cruise line (1985-1987). Additionally, he has 17 years of international banking experience.

DR. JOHN C. KLOCK was formerly an academic physician and carbohydrate researcher at the University of California at San Francisco (1976-1981), Scientific Director of the Institute of Cancer Research of California Pacific Medical Center in San Francisco (1982-1986), a research director at Murex Corporation, a diagnostic pharmaceutical company (1985-1986) and the scientific founder of Glycomed Incorporated, a therapeutic company based on complex carbohydrate technology (1986-1990).

DR. CHRISTOPHER M. STARR has been Vice President-Research and Development of the Company since 1991. He received his Ph.D. in Biochemistry from the State University of New York, Upstate Medical Center (Syracuse) and did post-doctoral work at the National Institutes of Health (1987-1991). He is a carbohydrate biochemist and molecular biologist.

MR. F. MICHAEL P. WARREN, Q.C., the founder of International Murex Technologies Corporation (IMTC), has served as a director of IMTC since June 28, 1989 and became Chairman of the Board on April 17, 1990. He has been Chairman and Chief Executive Officer of Murex Diagnostics Limited (formerly Wellcome Diagnostics) since February 1992. He has been a director of Murex Corporation since January 1989. Mr. Warren was a partner of the firm of Owen, Bird, Barristers and Solicitors, Vancouver, British Columbia from 1970 to January 31, 1992 and continues to be of counsel to that firm.

MR. GWYNN R. WILLIAMS is a founder of Glyko (established 1990). He is also founder and owner of Astromed and Astroscan, UK manufacturers of scientific equipment established in 1984. Mr. Williams was a partner in Arthur Andersen & Co., (1971-1982). Previously he was a mathematician with General Motors Research in Detroit (1961-1970) and with British Steel (1958-1960).

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's officers and directors, as well as persons who own ten percent or more of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company Officers, directors and ten percent or more stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, during the fiscal year ended December 31, 1995, all officers, directors, and ten percent stockholders complied with all Section 16(a) filing requirements except that the Forms 5 for all officers, directors, and 10 percent stockholders were filed late.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation that was awarded to, earned by or paid to the Company's Chief Executive officer and the other most highly compensated officers other than the Chief Executive Officer who earned more than $100,000 and who were serving as executive officers as of the end of the fiscal years ended December 31, 1995 and 1994, (together, "the Named Officers"). No other executive officer of the Company earned more than $100,000 during the years ended December 31, 1995 and 1994.

                                                                                                                    LONG-TERM
                                                                                     ANNUAL COMPENSATION           COMPENSATION
            NAME AND PRINCIPAL POSITION                   YEAR                             SALARY                 OPTION GRANTS
            ---------------------------                   ----                             ------                 -------------

John C. Klock, M.D.                                        1995                           $ 192,500                  128,218
 President, Chief Executive Officer & Director             1994(1)                        $ 184,200                  482,330

John Dorson, Ph.D.                                         1995                           $ 141,100                   73,933
Vice-President and General Manager, Analytic               1994(1)(2)                     $ 107,578                  172,650
    Business Unit

Christopher M. Starr, Ph.D.                                1995                           $ 130,000                   80,249
Vice-President, Research and Development                   1994(1)                        $ 118,800                    7,660

John F. Hamilton                                           1995                           $ 113,000                   64,762
Vice-President Finance and Administration                  1994(1)                        $ 108,000                    7,310
     and Chief Financial Officer



(1) Includes approximately $114,000 of 1994 officer's salaries deferred pending completion of financing efforts and paid in the second quarter of 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

(2) Dr. Dorson was hired in March, 1994. His base salary in 1994 was $135,000 per year.

                    AGGREGATED FISCAL YEAR END OPTION VALUES

There were no option exercises in fiscal 1995 by the Named Officers. The following table provides information with respect to the value of unexercised options held by the Named Officers at the close of business on December 31, 1995

                                              Number of              Number of               Value of                Value of
                                             Unexercised            Unexercised            Unexercised             Unexercised
                                          Options at Fiscal      Options at Fiscal      Options at Fiscal       Options at Fiscal
                                              Year End,              Year End,              Year End,               Year End,
                                             Exercisable           Unexercisable         Exercisable (1)        Unexercisable (1)
                                             -----------           -------------         ---------------        -----------------

John C. Klock, M.D.                            274,926               335,622                $     --               $ 2,780
John Dorson, Ph.D.                              92,397               154,186                $     --               $ 1,793
Christopher M. Starr, Ph.D.                    183,298                54,611                $     --               $ 1,652
John F. Hamilton                               163,287                58,785                $     --               $ 1,436


(1) The market value of underlying securities is based on the closing price of the Company's common shares on December 31, 1995 of $0.4764 minus the exercise price. The closing price of $0.4764 was calculated by applying a Canadian dollar/US dollar exchange rate of 0.7329 to the closing price at December 31, 1995 of Canadian $ 0.65.

DIRECTOR COMPENSATION

During the fiscal year ended December 31, 1995, the Company's directors were awarded the following stock option grants for services provided as directors:

         R. William Anderson                              48,000
         John H. Craig                                    48,000
         John S. Glass                                    48,000
         F. Michael P. Warren                             48,000
         Gwynn R. Williams                                48,000



EMPLOYMENT AGREEMENT

In connection with the Joint Venture Agreement, Glyko, Inc. entered into an employment agreement (the "Employment Agreement") with Dr. John C. Klock, M.D. (Klock) dated December 20, 1990. The Board of Directors ("the Board") approved a renewal of the Employment Agreement for an additional two years effective January 1, 1994 retaining Klock as the Company's president. Under the renewed Employment Agreement, the Board annually reviews Klock's salary and makes adjustments which the Board in its discretion deems to be appropriate. Glyko, Inc. is obligated to continue paying Klock's compensation for a period of six months following Klock's mental or physical incapacity or his death. Absent notification of intention not to renew by Klock or the Board, the Employment Agreement renews for subsequent periods, subject to agreement by the parties on Klock's compensation for the renewal terms. The Employment Agreement may be terminated by Klock upon three months' notice and by Glyko, Inc. upon six months' notice or immediately upon a breach of Klock's duties required under the Employment Agreement. By its terms, the Employment Agreement does not terminate upon a merger, consolidation or sale of substantially all of the Company's assets, and the obligations under the Employment Agreement shall be delegated to the successor entity in such a situation.

STOCK OPTION PLAN

Glyko has a stock option plan (the "Plan") under which options to purchase Common Shares may be granted by the board of directors of Glyko to directors, officers, consultants and key employees of Glyko. Options granted under the Plan may either be "incentive stock options" under Section 422 of the United States Internal Revenue Code, or non-statutory options. The Plan is administered by the board of directors of Glyko. Options granted under the Plan will have an exercise price which will not be less than the market price, less any permissible discounts, of the Common Shares on the date prior to the date of grant, which market price is deemed to be the closing sales price, or the closing bid price if no sales were reported, of the Common Shares on any established stock exchange or national market system upon which the Common Shares are listed, including The Toronto Stock Exchange, or, if listed upon more than one exchange or system, the exchange or system with the greatest volume of trading in Common Shares on the date prior to the date of grant, or, if there is no established market for the Common Shares, the fair market value of the Common Shares as determined by the board of directors. Options will be exercisable over a number of years specified at the time of the grant which cannot exceed ten years. The aggregate number of Common Shares subject to options granted under the Plan cannot exceed two million Common Shares and no one optionee is entitled to hold options exceeding five percent of the Common Shares outstanding at the time of the grant. Also, the maximum number of shares which may be reserved for issuance to insiders under the Plan shall not exceed 10 percent of common shares outstanding at the time of the grant.

Incentive stock options granted under the Plan terminate within 90 days of the termination of an optionee's employment. Non-statutory options granted under the Plan terminate within a period of time following the termination of the optionee's employment, consulting or officer or director relationship which is determined by the board of directors. Options also terminate within 12 months of the death or total and permanent disability of the optionee. Options granted under the Plan are not transferable. As of February 29, 1996 2,204,879 options had been approved by the board of directors. Granting of options in excess of the 2,000,000 share maximum is subject to stockholder approval.

Options will only be granted in compliance with applicable securities legislation, and the Plan will be operated in conformity with the requirements of any stock exchange upon which the Common Shares of Glyko may become listed. Certain options granted in 1994 and 1995 are subject to regulatory approval by the Toronto Stock Exchange.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists certain information regarding beneficial ownership of the Glyko's Common Shares as of February 29, 1996, by (i) those persons who own more than 5 percent of the Company's common stock, (ii) the Company's Chief Executive Officer, (iii) each of the Company's directors, and (iv) the total amount of Common Shares held by the Company's officers and directors as a group.

                              NAME AND ADDRESS OF                         AMOUNT AND NATURE OF     PERCENT
     TITLE OF CLASS             BENEFICIAL OWNER                            BENEFICIAL OWNER       OF CLASS
     --------------             ----------------                            ----------------       --------

Common Shares               Millipore Corporation (1)                          2,461,177             15.3%
                              80 Ashby Road
                              Bedford, MA 01730

Common Shares               Gwynn R. Williams (2)                              2,473,450             15.4%
                              c/o Astroscan Ltd.
                              Ballabeg House
                              Cronkbourne Village
                              Bradden, Isle of Mann
                              British Isles, United Kingdom

Common Shares               New York Life Insurance Company                    1,748,750             10.9%

Common Shares               Glycomed Corporation                               1,326,654             8.2%
                              860 Atlantic Avenue
                              Alameda, CA 94501

Common Shares               John C. Klock, M.D. (3)                              853,154             5.3%
                              c/o Glyko, Inc.
                              81 Digital Drive
                              Novato, CA 94949

Common Shares               R. William Anderson (4)                               51,540               *

Common Shares               John H. Craig (4)                                     52,541               *

Common Shares               John Glass (5)                                        50,000               *

Common Shares               F. Michael P. Warren (6)                              62,790               *

Common Shares               All Officers and Directors (7)                     4,118,592             25.6%


*     Less than 1%.

(1) Does not reflect pending issuance of 500,000 shares in exchange for termination of marketing rights.

(2) Includes 51,540 Common Shares issuable upon exercise of options within 60 days of February 29, 1996.

(3) Includes 360,009 Common Shares issuable upon exercise of options within 60 days of February 29, 1996.

(4) Includes 51,540 Common Shares issuable upon exercise of options within 60 days of February 29, 1996.

(5) Includes 50,000 Common Shares issuable upon exercise of options within 60 days of February 29, 1996.

(6) Includes 62,790 Common Shares issuable upon exercise of options within 60 days of February 29, 1996.

(7) Includes 1,170,948 Common Shares issuable upon exercise of options within 60 days of February 29, 1996, excludes shares held by Millipore and Glycomed.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All material transactions of the Company during the past two years in which any director or senior officer, or any principal stockholder of the Company has an interest are as described below:

In October 1994, the Company entered into a bridge financing agreement with Gwynn Williams providing the Company with a $250,000 convertible working capital credit facility to support operations pending completion of equity financing efforts. In the fourth quarter of 1994 the Company drew upon this bridge loan facility in the amount of $250,000. On April 5, 1995, in conjunction with the successful completion of private equity financing efforts, that note and accrued interest thereupon of $7,808 were converted into 400,748 shares of common stock and warrants to purchase an equal number of shares of common stock.

The Company rented facilities from Millipore in 1995 and 1994, incurring rental and facilities expense of $260,232 and $247,284 respectively.

John H. Craig, a member of the Board of Directors, is a partner in a law firm utilized by the Company. Fees paid to this law firm and Mr. Craig's former law firm were approximately $7,650 in 1995 and $9,173 in 1994.

MILLIPORE

In 1992 Glyko, Inc. granted Millipore exclusive worldwide rights to market and sell Glyko, Inc.'s analytic products to the laboratory research market, (the "Distribution Agreement"). The Distribution Agreement had a term of six years commencing on October 1, 1992. In September, 1993, the Company negotiated an amendment to the Distribution Agreement pursuant to which the Company received the non-exclusive right to market and distribute its analytic products in certain markets, principally the United States. In April 1994, the Company and Millipore agreed to terminate the Distribution Agreement. In exchange for relinquishing marketing rights to Glyko products, Millipore will receive 500,000 shares of Glyko common stock pending regulatory approval. In the third quarter of 1994, the Company recorded a charge of $219,811 for costs related to the termination of the Distribution Agreement. This amount represents the estimated fair market value, at April 1994, of stock to be issued to Millipore as a result of the termination of the Distribution Agreement.

SHARE TRANSFER RESTRICTIONS

Millipore, Glycomed and Williams (the "Corporate Partners") have agreed to certain restrictions relating to their shares in Glyko. The Corporate Partners' shares in Glyko may not be transferred except to Glyko or Glyko, Inc., when transferred to an 80 percent or more owned subsidiary of the Corporate Partner that agrees to be bound by the share transfer restrictions, in a transaction in which at least 65 percent of the voting power of Glyko is acquired by a party other than a Corporate Partner, in a transaction (including a public offering), in which no more than 5 percent of Glyko's voting stock is transferred to any single person or group, pursuant to Rule 144 of the 1933 Act (when applicable), in response to a tender offer made by or on behalf of, or not opposed by, Glyko and the offeror agrees to be bound by the sale of business provisions of the Joint Venture Agreement and the Distribution Agreement. In addition, a Corporate Partner may sell shares in the case of a tender offer for at least 40 percent of Glyko's shares; provided that Glyko shall have an assignable right of first refusal with respect to the Corporate Partner's shares in such situation.

Pursuant to an agreement (the "Escrow Agreement") dated December 10, 1992 among the Founders, Montreal Trust Company of Canada (the "Trustee") and Glyko, 6,030,428 Common Shares (the "Escrowed Shares") were placed on closing on deposit with the Trustee. The Trustee will release the Escrowed Shares to the Founders as follows: (a) 10 percent on September 10, 1993; (b) 20 percent on September 10, 1994, September 10, 1995 and September 10, 1996, respectively; and
(c) the remaining 30 percent on September 10, 1997. As of December 31, 1995 3,015,211 of the escrowed shares remained on deposit with a trustee.

Pursuant to an agreement (the "Millipore Escrow Agreement") dated April 28, 1994 among Millipore, Montreal Trust Company of Canada (the "Trustee") and Glyko, 500,000 Common Shares (the "Millipore Escrowed Shares") will, upon the date of their issuance ("the Issue Date"), be placed on closing on deposit with the Trustee. The Trustee will release the Escrowed Shares to Millipore as follows:
(a) 10 percent nine months after the Issue Date, ("the First Release"); (b) 20 percent on one, two and three years after the First Release, respectively; and
(c) the remaining 30 percent four years after the First Release.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT

       Exhibit
       Number                                Description
       ------                                -----------

         3.1 Registrant's Articles of Incorporation and Bylaws (filed as exhibit 3.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).

         10.1 Registrant's Stock Option Plan(filed as exhibit 10.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).

         10.2 Joint Venture Agreement between: Registrant; Millipore Corporation; Glycomed Incorporated; Gwynn R. Williams; Astroscan, Ltd.; and Astromed, Ltd. dated December 18, 1990 (filed as exhibit 10.2 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).

         10.3 Distribution Agreement between Registrant and Millipore Corporation dated December 18, 1990 (filed as exhibit 10.3 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).

         10.4 License Agreement between Registrant, and Astroscan, Ltd. and Astromed, Ltd. (filed as exhibit 10.4 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).

         10.5 License Agreement between Registrant and Glycomed Incorporated (filed as exhibit 10.5 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).

         10.6 Loan Agreement between Registrant, and Millipore Corporation and Gwynn R. Williams, dated April 9, 1992 (filed as exhibit
                  10.6 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).

         10.7 Employment Agreement between Registrant and John C. Klock, M.D., dated December 20, 1990 (filed as exhibit 10.7 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).

         10.8 Exchange Agreements between Registrant, and the share and option holders of Glyko, Inc., dated December 10, 1992 (filed as exhibit 10.8 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).

         10.9 Amendment Number Two to Exclusive Distribution and Supply Agreement between Registrant and Millipore Corporation dated September 22, 1993 (filed as exhibit 10.4 to Form 10-KSB Statement dated December 31, 1993 and incorporated herein by reference).

         10.10    Amendment Number Two to Joint Venture Agreement between:
                  Registrant; Millipore Corporation; Glycomed Incorporated; Gwynn R. Williams; Astroscan, Ltd.; and Astromed, Ltd. dated April 28, 1994 (filed as exhibit 10.1 to Form 10-QSB dated March 31, 1994 and incorporated herein by reference).

         10.11 Employment Agreement between Registrant and John C. Klock, M.D., dated January 1, 1994 (filed as exhibit 10.2 to Form 10-QSB dated March 31, 1994 and incorporated herein by reference).

         10.12    Glyko Biomedical Share Option Plan - 1994 (filed as exhibit
                  10.1 to Form 10-QSB dated June 30, 1994 and incorporated herein by reference).

         10.13 Development and Supply Agreement between Registrant and Bio-Rad Laboratories, Inc., dated February 16, 1995.

         10.14 International Distribution Agreement between Registrant and Toyobo Co., Ltd. and MC Medical. Inc. dated September 12, 1995.

         21.1 List of Registrant's Subsidiaries (filed as exhibit 22.1 to Form 10-SB Registration Statement No. 0-021994 dated August 6, 1993 and incorporated herein by reference)

(b) REPORTS ON FORM 8-K

         No reports were filed on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GLYKO BIOMEDICAL LTD.

Dated: March 25, 1996                 By:  \s\ John C. Klock, M.D.
- ---------------------                      -------------------------------------
                                           John C. Klock, M.D.
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John C. Klock and John F. Hamilton, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                                           Title                                       Date
            ---------                                           -----                                       ----

\s\ John C. Klock, M.D.                                                                             March 25, 1996
- ------------------------------                                                                    ------------------------
John C. Klock, M.D.                 President, Chief Executive Officer and Director

\s\ John Dorson, Ph.D.                                                                              March 29, 1996
- ------------------------------                                                                    ------------------------
John Dorson, Ph.D.                  Vice-President and General Manager, Analytic Business
                                    Unit

\s\ John F. Hamilton                                                                                March 29, 1996
- ------------------------------                                                                    ------------------------
John F. Hamilton                    Vice-President, Finance and Administration and Chief
                                    Financial Officer

\s\Christopher M. Starr, Ph.D.                                                                      March 29, 1996
- ------------------------------                                                                    ------------------------
Christopher M. Starr, Ph.D.         Vice-President Research and Development

\s\ R. William Anderson                                                                             March 25, 1996
- ------------------------------                                                                    ------------------------
R. William Anderson                 Director

\s\ John S. Craig                                                                                   March 26, 1996
- ------------------------------                                                                    ------------------------
John H. Craig                       Secretary and Director

\s\ John S. Glass                                                                                   March 25, 1996
- ------------------------------                                                                    ------------------------
John S. Glass                       Director

\s\ F. Michael P. Warren, Q.C.                                                                      March 26, 1996
- ------------------------------                                                                    ------------------------
F. Michael P. Warren, Q.C.          Director

\s\ Gwynn R. Williams                                                                               March 26, 1996
- ------------------------------                                                                    ------------------------
Gwynn R. Williams                   Director

                          INDEX TO FINANCIAL STATEMENTS

F.2                  Report of Independent Public Accountants
F.3                  Consolidated Balance Sheets
F.4                  Consolidated Statements of Operations
F.5                  Consolidated Statements of Stockholders' Equity (Deficit)
F.6                  Consolidated Statements of Cash Flows
F.7  to F.12         Notes to Consolidated Financial Statements





                                       F.1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Glyko Biomedical Ltd.:

We have audited the accompanying consolidated balance sheets of Glyko Biomedical Ltd. and subsidiary (the Company) as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glyko Biomedical Ltd. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant recurring net losses and does not have sufficient cash to fund planned 1996 operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Oakland, California                                          Arthur Andersen LLP
January 16, 1996

                                       F.2

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

                              GLYKO BIOMEDICAL LTD.
                           CONSOLIDATED BALANCE SHEETS
                                  (US DOLLARS)

                                                                                       December 31,         December 31,
                                                                                          1995                  1994
                                                                                       ------------        ------------

ASSETS
Current assets:
          Cash                                                                         $    620,720        $     79,294
          Trade receivables                                                                 356,806             304,059
          Inventories                                                                       108,518              38,664
          Other current assets                                                                5,132               9,157
                                                                                       ------------        ------------
                            Total current assets                                          1,091,176             431,174
Property, plant and equipment, net                                                          112,169             178,338
Other assets                                                                                  2,239               2,416
                                                                                       ------------        ------------
                            Total assets                                               $  1,205,584        $    611,928
                                                                                       ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
          Accounts payable                                                             $    122,375        $    237,896
          Accrued liabilities                                                               221,424             171,612
          Deferred revenue                                                                  174,386                --
          Payable to stockholder                                                            219,811             219,811
          Bridge loan from stockholder                                                         --               253,031
          Deferred compensation                                                                --               114,083
                                                                                       ------------        ------------
                            Total current liabilities                                       737,996             996,433

Deferred facilities costs                                                                   166,535             230,882
Deferred rent                                                                                76,590              79,182
Obligations under capital lease                                                                --                14,016
                                                                                       ------------        ------------
                            Total liabilities                                               981,121           1,320,513

Stockholders' equity (deficit):
          Common stock, no par value, unlimited shares
            authorized, 14,567,944 shares issued and outstanding
            (9,781,522 in 1994)                                                          11,304,356           9,000,711
          Common stock warrants                                                             278,085                --
          Accumulated deficit                                                           (11,357,978)         (9,709,296)
                                                                                       ------------        ------------
                            Total stockholders' equity (deficit)                            224,463            (708,585)
                                                                                       ------------        ------------
                            Total liabilities and stockholders' equity (deficit)       $  1,205,584        $    611,928
                                                                                       ============        ============


                            See accompanying notes.

                                      F.3

                              GLYKO BIOMEDICAL LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (U.S. DOLLARS)

                                                   Years ended December 31,
                                               --------------------------------
                                                   1995                 1994
                                               ------------        ------------

Net revenues:
Sales of products and services                 $  1,342,406        $    882,903
Other revenues                                      226,404                --
                                               ------------        ------------
     Total revenues:                              1,568,810             882,903

Expenses:
     Cost of products and services                  511,654             319,829
     Research and development                     1,063,054           1,230,241
     Selling, general and administrative          1,661,904           1,822,561
                                               ------------        ------------
                                                  3,236,612           3,372,631
                                               ------------        ------------
Loss from operations                             (1,667,802)         (2,489,728)
Interest income                                      29,802              16,279
Interest and other expense                          (10,682)             (3,008)
                                               ------------        ------------
Net loss                                       $ (1,648,682)       $ (2,476,457)
                                               ------------        ------------
Net loss per common share                      $      (0.12)       $      (0.25)
                                               ============        ============

Weighted average number of shares
     used in computing per share amounts         13,255,616           9,781,522
                                               ============        ============




                            See accompanying notes.

                                      F.4

                              GLYKO BIOMEDICAL LTD.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (U.S. DOLLARS)

                                                Common Stock               Common Stock Warrants
                                        ----------------------------    ----------------------------   Accumulated
                                          Shares           Amount          Shares          Amount        Deficit           Total
                                        ------------    ------------    ------------    ------------   ------------    ------------

BALANCE AT DECEMBER 31, 1993               9,781,522    $  9,000,711                                   $ (7,232,839)   $  1,767,872

Net loss for the year                           --              --                                       (2,476,457)     (2,476,457)

                                        ------------    ------------    ------------    ------------   ------------    ------------
BALANCE AT DECEMBER 31, 1994               9,781,522       9,000,711            --              --       (9,709,296)       (708,585)

Net loss for the year                                                                                    (1,648,682)     (1,648,682)

Private placement financing, net
   of issuance costs of $201,722           4,786,422       2,303,645       4,786,422         278,085                      2,581,730

                                        ------------    ------------    ------------    ------------   ------------    ------------
BALANCE AT DECEMBER 31, 1995              14,567,944    $ 11,304,356       4,786,422    $    278,085   $(11,357,978)   $    224,463
                                        ============    ============    ============    ============   ============    ============


                            See accompanying notes.

                                      F.5

                              GLYKO BIOMEDICAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (U.S. DOLLARS)

                                                                                  Years ended December 31,
                                                                              ------------------------------
                                                                                 1995                1994
                                                                              -----------        -----------

Cash flows from operating activities:
       Net loss                                                               $(1,648,682)       $(2,476,457)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
       Depreciation and amortization                                               88,533            102,737
       Loss on disposal of property, plant and equipment                             --                1,576
       Interest accrued on bridge loan                                              4,777              3,031
       Change in assets and liabilities:
          Trade receivables                                                       (52,747)          (187,779)
          Inventories                                                             (69,854)            88,408
          Other current assets                                                      4,025             (9,157)
          Payable to stockholder                                                     --              394,945
          Accrued liabilities and deferred rent                                    52,049            (47,780)
          Deferred revenue                                                        174,386               --
          Accounts payable                                                       (105,221)           149,360
          Deferred facilities costs                                               (64,347)              --
          Deferred compensation                                                   (81,083)           114,083
                                                                              -----------        -----------
       Total adjustments                                                          (49,482)           609,424
                                                                              -----------        -----------
          Net cash used in operating activities                                (1,698,164)        (1,867,033)

Cash flows from investing activities:
       Capital expenditures                                                       (22,187)            (6,146)
                                                                              -----------        -----------
          Net cash used in investing activities                                   (22,187)            (6,146)

Cash flows from financing activities:

       Proceeds from issuance of common stock and warrants, net                 2,280,622               --
       Proceeds from bridge loan                                                     --              250,000
       Repayments on capital lease obligation                                     (18,845)            (5,750)
                                                                              -----------        -----------
          Net cash provided by financing activities                             2,261,777            244,250
                                                                              -----------        -----------
Net increase (decrease) in cash                                                   541,426         (1,628,929)
Cash and cash equivalents, beginning of period                                     79,294          1,708,223
                                                                              -----------        -----------
Cash and cash equivalents, end of period                                      $   620,720        $    79,294
                                                                              ===========        ===========

Supplemental disclosure of noncash financing activities:
       Conversion of deferred compensation to common stock and warrants       $    33,000        $      --
       Conversion of accounts payable to common stock and warrants                 10,300               --
       Conversion of bridge loan to common stock and warrants                     257,808               --
       Common stock issued in exchange for financing services                     118,403               --
       Purchase of asset under capital lease obligation                              --               38,610




                            See accompanying notes.


                                      F.6

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       THE COMPANY AND DESCRIPTION OF THE BUSINESS

         Glyko Biomedical Ltd. (the Company) is a Canadian company which was established in 1992 to acquire all of the outstanding capital stock of Glyko, Inc., a Delaware corporation. The Company, through its wholly-owned subsidiary Glyko, Inc., is developing new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. The Company has developed a product line of laboratory instruments and chemical kits, referred to as analytic products, which are used in carbohydrate analysis. Shipments of these products began in December 1992. The Company is also developing certain carbohydrate diagnostic products.

         Since its inception, the Company has incurred cumulative losses of $11,357,978 and expects to continue to incur losses through 1996. In December 1992, the Company successfully completed an initial public offering on the Toronto Stock Exchange. Since that time, the Company has maintained liquidity by utilizing the proceeds of that offering, by utilizing the proceeds of a private equity placement in the second quarter of 1995, by using cash receipts from operations, and by drawing upon a bridge loan from a stockholder. To continue as a going concern the Company must realize a significant increase in sales, receive additional funding or significantly reduce expenditures. Such funding may come individually or collectively from equity or debt placements, licensing and marketing agreements or by collaborative research agreements with strategic partners. There can be no assurance that such funding will be obtained. If adequate funding is not obtained, operations will be materially adversely affected.

         The preparation of the Company's financial statements, in accordance with generally accepted accounting principles includes certain estimates to be made by management. Actual results may differ from these estimates.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Glyko, Inc. All significant intercompany accounts and transactions have been eliminated. Certain balances in the prior years have been reclassified to conform with the current year presentation.

         CASH AND CASH EQUIVALENTS:

         Cash and cash equivalents consist of amounts held with banks and short-term investments with original maturities of 90 days or less.

         INVENTORIES:

         Inventories consist of raw materials, analytic kits, and instrument-based systems held for sale. Inventories are stated at the lower of cost (first-in, first-out method) or estimated market value. The components of inventories are as follows:

                                           December 31,
                                       1995            1994
                                      --------       --------
              Raw materials           $ 41,768       $ 23,808
              Finished products         66,750         14,856
                                      --------       --------
                                      $108,518       $ 38,664
                                      ========       ========



                                      F.7

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment are stated at cost. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and the resulting gains or losses are reflected in the consolidated statements of operations. Depreciation is computed using the straight-line method over the following estimated useful lives:

               Office furniture                   5 years
               Computer equipment                 3 years
               Lab and production equipment       5 years


         Depreciation relating to equipment used in research and development activities is included in research and development expense in the consolidated statements of operations.

         FOREIGN EXCHANGE:

         As all of the Company's operations are located in the United States, the Company has adopted the U.S. dollar as its functional currency. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation", assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at year end and revenues and expenses are translated at the average monthly exchange rates. Transaction gains and losses included in the consolidated statements of operations are not material.

         PRODUCT SALES:

         The Company recognizes product revenues and related cost of sales upon shipment of products. Service revenues are recognized upon completion of services as evidenced by the transmission of reports to customers. Other revenues, principally licensing and distribution fees, are recognized upon completion of applicable contractural obligations.

         At times, the Company has received payment in advance for future product shipments. Such payments are classified as deferred revenue on the accompanying Balance Sheet. Upon shipment of products revenue is recognized and the corresponding liability (deferred revenue) is reduced.

         Net revenues of $1,568,810 in 1995 consisted entirely of direct product sales, sales to distributors for resale and other revenues. Net revenues of $882,903 in 1994 consisted primarily of direct product sales of $849,091 and sales to stockholders for resale (prior to the termination of the Agreement as described below) of $33,812.

         In 1995, net revenues (including sales and licensing fees) to one distributor were 30 percent of total net revenues.

         In 1990, the Company entered into an agreement (the "Agreement") giving one of its stockholders the exclusive right to market and distribute the Company's analytic products for an initial period of six years from the time the Company developed a commercially marketable product. During 1993, the Agreement was amended to grant the Company the non-exclusive right to market and distribute the Company's analytic products in the United States (direct product sales). In April 1994, the stockholder and the Company agreed to terminate the Agreement. In exchange for relinquishing its rights under the Agreement, the stockholder will receive 500,000 shares of common stock, subject to regulatory approval. In the third quarter of 1994 the Company recorded a charge to operations of $219,811 for costs related to the termination of the Agreement. This amount represents the estimated fair market value of stock to be issued as a result of the termination of the Agreement.

                                       F.8

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         INCOME TAXES:

         In 1992 the Company adopted FASB Statement No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

         LOSS PER COMMON SHARE:

         Loss per common share is computed based on the weighted average number of shares outstanding during each period.

         ADOPTION OF ACCOUNTING PRONOUNCEMENTS:

         The Company is required to adopt SFAS No. 121, " Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of" beginning January 1, 1996. The Company is also required to adopt SFAS No. 123, "Accounting for Stock-Based Compensation" beginning January 1, 1996. The Company believes the adoption of those pronouncements will not have a material impact on the financial statements of the Company taken as a whole.

3.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 1995 and 1994 consisted of the following:

                                                             December 31,
                                                         1995           1994
                                                       --------       --------
              Lab equipment                            $242,349       $240,482
              Computer equipment                        195,672        183,551
              Production equipment                       42,095         39,784
              Office furniture                           18,069         18,069
              Leasehold improvements                      8,554          8,554
                                                       --------       --------
                                                        506,739        490,440
                                                       --------       --------
              Less accumulated depreciation:            394,570        312,102
                                                       --------       --------
              Property, plant and equipment, net       $112,169       $178,338
                                                       ========       ========





                                       F.9

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       INCOME TAXES

         The Company's deferred tax asset at December 31, 1995 and 1994 is:

                                                               December 31,
                                                         1995                1994
                                                      -----------        -----------

              Net  operating loss carryovers          $ 4,313,000        $ 3,553,000
              Research and development expenses
                  capitalized for tax purposes            205,000            129,000
              Research and development
                  credit carryovers                       490,000            424,000
              Issue cost carryovers                       216,000            335,000
              Other temporary differences                (248,000)            75,000
                                                      -----------        -----------
                                                        4,976,000          4,516,000
              Valuation allowance                      (4,976,000)        (4,516,000)
                                                      -----------        -----------
              Net deferred tax asset                  $        --        $        --
                                                      ===========        ===========


         Total U.S. federal and state net tax operating loss carryforwards as of December 31, 1995 are approximately $10,471,000 and $809,000 respectively. Federal operating loss carryforwards expire from 2006 to 2010 and state operating loss carryforwards expire from 1997 to 2000. The Company also has research and development credit carryovers of $490,000 which expire from 2007 to 2009. For Canadian income tax purposes, the Company has net operating loss carryforwards of approximately $809,000 which expire from 1999 to 2001. Under current U.S. tax law, future changes in ownership of the Company may limit the utilization of U.S. net operating loss and credit carryforwards.

5.       BRIDGE LOAN

         In the fourth quarter of 1994 the Company drew upon a bridge loan facility from one of its stockholders in the amount of $250,000. This bridge loan, and accrued interest incurred thereupon were converted into 400,748 units, consisting of one share of common stock and one warrant to purchase one share of common stock, in the second quarter of 1995.

6.       COMMITMENTS

         The Company leases its facilities, and office and other equipment under agreements that expire at various dates through 2000. The Company leases its facilities from one of its stockholders under a noncancellable operating sublease agreement expiring December 31, 1998. The Company recognizes rental expense on a straight line basis calculated over the full term of the sublease agreement. Due to escalation clauses in the operating sublease agreement, rental payments do not equal rent expense recognized, and the difference between cumulative rental payments and rental expense recognized is classified as a non-current liability.

         The Company has negotiated payment deferrals for certain building lease and related facilities charges. As of December 31, 1995, $166,535 in building lease and related facilities charges for 1995 and prior periods was unpaid.

                                      F.10

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Aggregate minimum annual rental commitments under operating leases are as follows:

                     Years ending December 31,
             -----------------------------------------

              1996                              $ 116,135
              1997                                462,539
              1998                                228,791
              1999                                  6,900
              2000 and thereafter                   4,888
                                                ---------
                                                $ 819,253
                                                =========


         Rent expense was $226,668 in 1995 and $226,668 in 1994.

7.       STOCKHOLDERS' EQUITY

         In December 1992, the Company completed an initial public offering of 2,881,601 shares of its common stock on the Toronto Stock Exchange. In connection with that offering, 6,030,428 common shares held by the founders of the Company were placed on deposit with a trustee.

         The trustee will release the escrowed shares to the founders as follows: a) 10 percent immediately after nine months following the date of the public offering; b) 20 percent immediately after each of the first, second and third anniversary dates following the date of the first release of shares and c) the remaining 30 percent immediately after the fourth anniversary date thereafter. As of December 31, 1995 3,015,211 of the escrowed shares remained on deposit with a trustee.

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

         The Company has a stock option plan (the Plan) under which options to purchase common stock may be granted by the Board of Directors to directors, officers, consultants and key employees at not less than fair market value, less any permissible discounts, on the date of grant. Options granted under the Plan may be incentive stock options (as defined under Section 422 of the U.S. Internal Revenue Code) or non-statutory stock options. Options are exercisable over a number of years specified at the time of the grant which cannot exceed ten years. The maximum aggregate number of shares which may be optioned and sold under the Plan is 2,000,000 shares. Granting of options in excess of the 2,000,000 share maximum is subject to stockholder approval. Certain options granted in 1994 and 1995 are subject to regulatory approval by the Toronto Stock Exchange.


                                      F.11

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Options granted under the Plan as of December 31, 1995 were as follows:

                                                                              Option                                 Shares
                                                        Options                Price              Options          Available
                                                      Outstanding          Per Share (1)        Exercisable      for Grant (2)
                                                      -----------          -------------        -----------      -------------


         Balance at December 31, 1993                    769,271           Cdn. $2.75              404,512          217,881

         Options granted in 1994                         943,890        Cdn. $0.63 - $2.40
         Options canceled in 1994                       (278,861)       Cdn. $1.00 - $2.95

                                                       ---------                                 ---------         --------
         Balance at December 31, 1994                  1,434,300                                   700,185          565,700
                                                       ---------                                 ---------         --------

         Options granted in 1995                         839,109        Cdn. $0.60 - $0.95
         Options canceled in 1995                        (68,530)       Cdn. $0.80 - $2.40
                                                       ---------                                 ---------         --------
         Balance at December 31, 1995                  2,204,879                                 1,210,797         (204,879)
                                                       =========                                 =========         ========



         (1) The US$ equivalent of Canadian $1.00 at December 31, 1995 was approximately $0.7329.

         (2) Options granted in excess of the Plan's 2,000,000 share maximum are subject to stockholder approval. Such options cannot be exercised until and unless the stockholder's approve an increase in the maximum number of shares which may be optioned and sold under the Plan.

8.       RELATED PARTY TRANSACTIONS

         The Company has entered into certain transactions with its stockholders since its inception. These transactions include the purchase of supplies and equipment and rental of the Company's facilities. Total cost of these transactions for the years ended December 31, 1995 and 1994 were approximately $260,232 and, $247,284 respectively. By agreement with its stockholder the Company has deferred payments on certain facilities charges. Deferred facilities charges were $166,535 at December 31, 1995 and $230,882 at December 31, 1994. Additionally, one of the members of the Board of Directors is a partner in a law firm utilized by the Company. Fees paid to this law firm and to the member's former law firm were approximately $7,650 in 1995, and $9,173 in 1994. Amounts due to stockholders for legal services were $1,759 in 1995 and $6,834 in 1994.


                                      F.12

                                  EXHIBIT INDEX


        Exhibit No.                                       Description                                Location in Form 10-KSB
        -----------                                       -----------                                -----------------------

                                NOTE: Exhibits 10.13 and 10.14 have been filed separately
                                  with the Securities and Exchange Commission pursuant to
                                          applications for confidential treatment.

           10.13               Development and Supply Agreement between Registrant and
                               Bio-Rad Laboratories, Inc., dated February 16, 1995.  NOTE:
                               The full text of this exhibit has been filed separately with the Securities and Exchange Commission pursuant to an
                               application for confidential treatment.                                       Page 35

           10.14               International Distribution Agreement between Registrant and
                               Toyobo Co., Ltd. and MC Medical. Inc. dated September 12,
                               1995. NOTE: The full text of this exhibit has been filed
                               separately with with the Securities and Exchange Commission
                               pursuant to an application for confidential treatment.                        Page 55