Form 10KSB/A
period 1995-12-31
GLYKO BIOMEDICAL LTD
filed 1996-07-29
CIK 908401

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549

                            AMENDMENT NO. 2
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
Yes	 X      No
	--		--

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

NOTE:	This Amendment is filed solely for the purpose of including pages of
Exhibit 10.14 (Exhibit C thereof) that were erroneously omitted from Amendment No. 1 of this filing. This Amendment NO. 2 therefore consists solely of the full text of Exhibit C of Exhibit 10.14.



EXHIBIT C - LIMITED WARRANTY

The following two (3) pages are taken from the FACE( Imager User's Manual Version Dated 16 March 1994. The Warranty Language appears on the second of the two (2) pages following this page.

The remainder of this page in intentionally left blank.





FACE User's Guide
Imager and Software Operations





















Version 2.3

Copyright 1992, 1993, 1994 All rights reserved, Glyko Inc.

81 Digital Dr, Novato CA 94949

Phone 1-800-33-GLYKO (1-800-334-5956) or 1-415-382-6653

8:30 AM- 5:30 PM PT

Fax 1-415-382-7889



FACE  WARRANTY

FACE WORKSTATION AND COMPONENTS

FACE IMAGER
	Glyko warrants the FACE imager to be free from defects in material and workmanship when used under normal laboratory conditions for a period of one year from the date of delivery. This warranty covers parts and labor for the first 90 days and then parts only for the remainder of the warranty period.

Dell COMPUTER

	One year on site parts and service provided by Dell Computers.

NOT COVERED

	This warranty does not cover systems or components which have been abused or have undergone unauthorized repair. This warranty does not cover the cost of shipping items to Glyko.

NO OTHER WARRANTIES

	Glyko disclaims all other warranties, either expressed or implied.

LIMIT OF LIABILITY

	In no event shall Glyko be liable for damages whatsoever. This includes without limitation, damages for loss of business profits, business interruption, loss of business information, loss of sample materials or any other consequential or pecuniary loss which may arise from the use or inability to use the FACE system and components.


REPAIR TURN AROUND

	Glyko will attempt to keep turn around times to 2 weeks and under on Imager repairs.




READ CAREFULLY					Glyko, Inc.

Single User License Agreement

This Agreement is a legal contract between you ("end user") and Glyko, Inc. ("Glyko"). By opening the sealed disk package you have indicated your acceptance of the terms of this agreement. If you do not agree to the terms of this agreement, promptly return the unopened package to Glyko, Inc., 81 Digital Dr., Novato, CA 94949 for a full refund.

1.) LICENSE GRANT,
	Glyko grants you the right to use one copy of the enclosed FACE(R) software program ("software") on a single computer. Purchase of a separate License is required for use on an additional computer or distribution on a Network for use by one or more networked computers.

2.)COPYRIGHT,
	This software is protected by United States copyright laws and international treaty provisions. As such you may make one copy of the software for backup purposes only.

3.)OTHER RESTRICTIONS,
	You may not rent, lease or network the software. You may not reverse engineer, decompile or disassemble the software. You may not create derivative works based on the copyrighted design of the software.

4.)LIMITED WARRANTY,
	Glyko warrants that the enclosed software will perform as documented for a period of 90 days from the date of receipt.

5.)NO OTHER WARRANTIES,
	Glyko disclaims all other warranties, either expressed or implied.

6.)LIMIT OF LIABILITY,
	In no event shall Glyko be liable for damages whatsoever. This includes without limitation, damages for loss of business profits, business interruption, loss of business information, loss of sample materials or any other consequential or pecuniary loss which may arise from the use or inability to use the software.