Form 10QSB
period 1996-06-30
GLYKO BIOMEDICAL LTD
filed 1996-08-14
CIK 908401

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

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

                                 (415) 382-6653
              (Registrant's telephone number, including area code)

                                 Not Applicable

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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes         No
                                                   ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,243,044 common shares outstanding as of July 31, 1996.

                              GLYKO BIOMEDICAL LTD.
                                TABLE OF CONTENTS




                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements.

         Consolidated Balance Sheets as of
         June 30, 1996 and December 31, 1995............................       3

         Consolidated Statements of Operations for the
         three and six month periods ended June 30, 1996 and 1995.......       4

         Consolidated Statements of Cash Flows for the
         six month periods ended June 30, 1996 and 1995.................       5

         Notes to Consolidated Financial Statements.....................       6

         ITEM 2.

         Management's Discussion and Analysis of
         Financial Conditions and Results of Operations.................       8

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings.....................................      14

         ITEM 2.  Changes in Securities.................................      14

         ITEM 3.  Defaults upon Senior Securities.......................      14

         ITEM 4.  Submission of Matter to a Vote of Security Holders ...      14

         ITEM 5.  Other Information.....................................      14

         ITEM 6.  Exhibits and Reports on Form 8-K......................      14

Signatures .............................................................      15

                                     PART I.



ITEM 1.  FINANCIAL STATEMENTS


                              GLYKO BIOMEDICAL LTD.
                           CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED, IN U.S. DOLLARS)


                                                           JUNE 30,          DECEMBER 31,
                                                             1996                1995
                                                             ----                ----
ASSETS
Current assets:
     Cash                                                $    974,982        $    620,720
     Trade receivables                                        170,542             356,806
     Inventories                                              110,715             108,518
     Other current assets                                       5,653               5,132
                                                         ------------        ------------
        Total current assets                                1,261,892           1,091,176
Property, plant and equipment, net                             89,303             112,169
Other assets                                                    2,200               2,239
                                                         ------------        ------------
        Total assets                                     $  1,353,395        $  1,205,584
                                                         ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                    $     88,388        $    122,375
     Accrued liabilities                                      188,075             221,424
     Deferred revenue                                          68,907             174,386
     Payable to stockholder                                   219,811             219,811
                                                         ------------        ------------
        Total current liabilities                             565,181             737,996

Deferred facilities costs                                     243,677             166,535
Deferred rent                                                  69,564              76,590
                                                         ------------        ------------
        Total liabilities                                     878,422             981,121

Stockholders' equity:
     Common stock, no par value, unlimited shares
        authorized, 17,243,044 shares issued and
        outstanding (14,567,944 in 1995)                   12,203,065          11,304,356
     Common stock warrants                                    433,897             278,085
     Accumulated deficit                                  (12,161,989)        (11,357,978)
                                                         ------------        ------------
        Total stockholders' equity                            474,973             224,463
                                                         ------------        ------------
        Total liabilities and stockholders' equity       $  1,353,395        $  1,205,584
                                                         ============        ============




                             See accompanying notes

                              GLYKO BIOMEDICAL LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED, IN U.S. DOLLARS)



                                                THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                ---------------------------            -------------------------
                                                   1996              1995               1996              1995
                                                   ----              ----               ----              ----
Revenues:
Sales of products and services                 $   247,979        $   361,206       $   652,930        $   567,734
Other revenues                                      11,740             30,000            49,830            130,000
                                               -----------        -----------       -----------        -----------
       Total revenues:                             259,719            391,206           702,760            697,734

Expenses:
     Cost of products and services                 112,189            141,861           258,819            227,040
     Research and development                      267,393            311,982           544,814            590,698
     Selling, general and administrative           348,464            441,802           723,706            769,146
                                               -----------        -----------       -----------        -----------
                                                   728,046            895,645         1,527,339          1,586,884
                                               -----------        -----------       -----------        -----------
Loss from operations                              (468,327)          (504,439)         (824,579)          (889,150)
Interest income                                      3,794             12,488             7,439             12,828
Other income and expense                             9,341             (1,241)           13,129             (7,438)
                                               -----------        -----------       -----------        -----------
Net loss                                       $  (455,192)       $  (493,192)      $  (804,011)       $  (883,760)
                                               ===========        ===========       ===========        ===========
Net loss per common share                      $     (0.03)       $     (0.04)      $     (0.05)       $     (0.07)
                                               ===========        ===========       ===========        ===========

Weighted average number of shares
     used in computing per share amounts        15,155,922         14,038,033        14,863,557         11,921,536
                                               ===========        ===========       ===========        ===========




                             See accompanying notes

                              GLYKO BIOMEDICAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited, in U.S. dollars)


                                                                                SIX MONTHS ENDED
                                                                                ----------------
                                                                           JUNE 30,           JUNE 30,
                                                                             1996               1995
                                                                             ----               ----
Cash flows from operating activities:
   Net loss                                                               $ (804,011)       $  (883,760)

   Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation and amortization                                              31,959             46,479
   Interest accrued on bridge loan                                                --              4,777
   Change in assets and liabilities:
      Trade receivables                                                      186,264             32,160
      Inventories                                                             (2,197)           (17,812)
      Other assets                                                              (482)             1,066
      Accounts payable                                                       (33,987)          (106,574)
      Accrued liabilities and deferred rent                                  (29,979)            48,003
      Deferred revenue                                                      (105,479)                --
      Deferred compensation                                                       --            (81,083)
      Deferred facilities costs                                               77,142           (112,649)
                                                                          ----------        -----------
   Total adjustments                                                         123,241           (185,633)
                                                                          ----------        -----------
      Net cash used in operating activities                                 (680,770)        (1,069,393)

Cash flows from investing activities:
   Capital expenditures                                                       (9,093)            (6,516)
                                                                          ----------        -----------
      Net cash used in investing activities                                   (9,093)            (6,516)

Cash flows from financing activities:
   Proceeds from issuance of common stock and warrants                     1,077,138          2,364,907
   Offering costs                                                            (22,617)           (76,514)
   Repayments on capital lease obligation                                    (10,396)            (9,112)
                                                                          ----------        -----------
      Net cash provided by financing activities                            1,044,125          2,279,281

                                                                          ----------        -----------
Net increase in cash                                                         354,262          1,203,372
Cash and cash equivalents, beginning of period                               620,720             79,294
                                                                          ----------        -----------
Cash and cash equivalents, end of period                                  $  974,982        $ 1,282,666
                                                                          ==========        ===========

Supplemental disclosure of noncash financing activities:
   Conversion of deferred compensation to common stock and warrants       $       --        $    33,000
   Conversion of accounts payable to common stock and warrants                    --             10,300
   Conversion of bridge loan to common stock and warrants                         --            257,808
   Common stock and common stock warrants issued in exchange
      for financing services                                                 129,539            118,403




                             See accompanying notes

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying consolidated financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars. The consolidated financial statements include the accounts of the Company and its subsidiary, Glyko, Inc. All significant intercompany accounts and transactions have been eliminated. The balance sheet as of June 30, 1996 and the related statements of operations and cash flows for the periods ended June 30, 1996 and 1995 are unaudited but have been prepared on substantially the same basis as the annual audited financial statements. Certain reclassifications have been made to the consolidated financial statements in the prior periods to conform to classifications used in the current period. In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for those periods presented. The unaudited results for the periods ended June 30, 1996 are not necessarily indicative of results to be expected for the entire year.

     The accompanying financial statements should be read in conjunction with the Company's annual report on form 10-KSB for the fiscal year ended December 31, 1995.

     Product sales

     At times, the Company has received payment in advance for future product shipments. Such payments are classified as deferred revenue on the accompanying Balance Sheet. Upon shipment of products revenue is recognized and the corresponding liability (deferred revenue) is reduced.

     In the second quarter of 1996, net revenues to one distributor were 18 percent of total net revenues.

     Loss per Common Share

     Loss per common share is computed using the weighted average number of shares outstanding during each period presented.

2.   Termination of Millipore marketing agreement

     Through 1993 and the first quarter of 1994 the Company sold its products directly and through sales to Millipore Corporation, ("Millipore") for resale. During this time Millipore held marketing rights to Glyko products under the terms of a distribution agreement between Millipore and the Company. Late in 1993 Millipore announced their intention to exit the bioscience business and in April 1994 Millipore and the Company agreed to terminate their distribution agreement. Millipore has granted the Company all marketing rights to Glyko analytic products and has waived its option to purchase the Company's analytic business. In turn, Millipore will receive 500,000 shares of Glyko Biomedical Ltd. common stock. The issuance of stock pursuant to this agreement is subject to Canadian regulatory approval, and that approval is pending.

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3.   Private Equity Placement Offerings

     During the second quarter of 1995, the Company closed a private equity placement offering (the Q295 Financing). Investors participating in the Q295 Financing purchased approximately 4.786 million units which each consisted of one share of common stock and one five year warrant to purchase one share of common stock. The Company issued units in exchange for cash, and also in exchange for the settlement of certain outstanding liabilities. The units were priced at Cdn.$0.80 with an exercise price on the warrant of Cdn.$0.90. The Company established a balance sheet value for the common stock warrants by subtracting the discounted fair market value for one share of the Company's common stock from the price of one unit. The common stock warrants expire in 2000. The Q295 Financing raised approximately $2.78 million, consisting of approximately $2.36 million in cash and $420,000 for the settlement of a stockholder/director bridge loan and certain other liabilities.

     During the second quarter of 1996, the Company closed a second private equity placement offering (the Q296 Financing). Investors participating in the Q296 Financing purchased 2.5 million units which each consisted of one share of common stock and one half of a two year warrant to purchase one share of common stock. The units were priced at Cdn.$0.60 with an exercise price on the warrant of Cdn.$0.80. Also, 175,000 units and an additional 250,000 warrants were distributed to brokers in exchange for services rendered in the amount of $129,539 in connection with the Q296 Financing. The Company established a balance sheet value for the common stock warrants by subtracting the discounted fair market value for one share of the Company's common stock from the price of one unit. The common stock warrants expire in 1998. The Q296 Financing raised approximately $1.077 million.

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



Overview:

Glyko Biomedical Ltd. is a Canadian holding company that owns all of the capital stock of Glyko, Inc. Glyko, Inc. is an operating company based in California. The following discussion and the accompanying consolidated financial statements include the accounts of Glyko Biomedical Ltd. and Glyko, Inc. presented on a consolidated basis. Numerical references in the following discussion are rounded to the nearest thousand. Since its inception in October 1990, Glyko has engaged in research and development of new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. The Company has developed a line of analytic instrumentation laboratory products that include an imaging system, analysis software and chemical analysis kits. The Company is continuing to develop additional chemical kits for use with the imaging system, and is also developing a line of carbohydrate diagnostic products. The Company has incurred a net loss in each period since its inception and expects to continue to incur losses at least through 1996. For the period from its inception to June 30, 1996, the Company has incurred cumulative losses of $12,162,000.

The Three Month Periods Ended June 30, 1996 and June 30, 1995

Revenue for the second quarter of 1996 was $260,000 and consisted of sales of products and services of $248,000 and other revenues of $12,000. Sales of products and services were composed of sales of chemical analysis kits, imaging systems and fees for custom and contract analytical services. Revenue for the second quarter of 1995 was $391,000 and consisted of sales of products and services of $361,000 and grant fee revenue of $30,000. Sales of products and services included sales of imaging systems, chemical analysis kits, and fees for custom analytical services. The decline in revenues in the second quarter of 1996 compared to the same period in 1995 was due principally to reduced sales volumes of imaging systems to distributors for resale.

Cost of goods and services in the second quarter of 1996 was $112,000 compared to $142,000 for the same period in 1995. The primary reason for the decrease in cost of goods sold was reduced sales volumes of imaging systems.

Research and development expenses were $267,000 for the second quarter of 1996 compared to $312,000 for the same period in 1995. Higher charges of research and development expense to cost of products and services were primarily responsible for the decreased operating expense. These charges resulted principally from increased volumes of custom and contract analytical services.

Selling, general and administrative expenses were $348,000 in the second quarter of 1996, compared to $442,000 for the same period in 1995. Reduced travel and advertising costs were principally responsible for the reduced expense level.

The Six Month Periods Ended June 30, 1996 and June 30, 1995

Revenue for the first six months of 1996 was $703,000 and consisted of sales of products and services of $653,000 and other revenues of $50,000. Sales of products and services consisted of sales of chemical analysis kits, imaging systems, custom and contract analytical services and other revenues. Other revenues consisted principally of grant fees. Revenue for the first six months of 1995 was $698,000 and consisted of sales of products and services of $568,000, development and supply agreement fee revenue of $100,000, and grant fee revenue of $30,000. Sales of imaging systems were responsible for over half of all sales of products and services. Remaining sales of products and services consisted of sales of chemical analysis kits and fees for custom analytical services. The slight increase in revenue in the first six months of 1996 compared to the same period in 1995 was primarily due to increased sales volumes of chemical analysis kits, partially offset by the effect of supply agreement fee revenue realized in 1995 but not in 1996.

Cost of goods and services was $258,000 in the first six months of 1996 and $227,000 in the same period in 1995. The increase in cost of goods and services in 1996 was primarily due to increased sales volumes of chemical analysis kits and custom analytical services in 1996.

Research and development expenses were $545,000 for the first six months of 1996 compared to $591,000 for the same period in 1995. Higher charges of research and development expense to cost of products and services were primarily responsible for the lower operating expense in 1996. These charges resulted principally from increased volumes of custom and contract analytical services.

Selling, general and administrative expenses were $724,000 in the first six months of 1996, compared to $769,000 for the same period in 1995. Reductions in travel and advertising costs were primarily responsible for the decreased operating expense in 1996.

Liquidity and Capital Resources

During the second quarter of 1995, the Company closed a private equity placement offering (the Q295 Financing). Investors participating in the Q295 Financing purchased approximately 4.786 million "units" that consisted of one share of common stock and one five year warrant to purchase one share of common stock. The Company issued units in exchange for cash, and also in exchange for the settlement of certain outstanding liabilities. The units were priced at Cdn.$0.80 with an exercise price on the warrant of Cdn.$0.90. The Q295 Financing raised approximately $2.78 million, consisting of approximately $2.36 million in cash and $420,000 million for the settlement of a stockholder/director bridge loan and other liabilities.

During the second quarter of 1996, the Company closed a second private equity placement offering (the Q296 Financing). Investors participating in the Q296 Financing purchased 2.5 million units which each consisted of one share of common stock and one half of a two year warrant to purchase one share of common stock. The units were priced at Cdn.$0.60 with an exercise price on the warrant of Cdn.$0.80. Also, 175,000 units and an additional 250,000 warrants were distributed to brokers in exchange for services rendered in the amount of $130,000 in connection with the Q296 Financing. The Company established a balance sheet value for the common stock warrants by subtracting the discounted fair market value for one share of the Company's common stock from the price of one unit. The common stock warrants expire in 1998. The Q296 Financing raised approximately $1.077 million.

Total cash used in operating activities in the first six months of 1996 was $694,000. The effect upon cash of the net operating loss of $804,000 was partially offset by collections on accounts receivable. Gross proceeds from the Q296 Financing were $1.077 million leading to net cash provided by financing activities of $1.058 million.

Management believes the proceeds of the Q296 Financing will allow the Company to maintain liquidity through 1996. However, management's expectation of future liquidity presumes that revenues for the remainder of 1996 will equal or exceed revenues realized in prior periods. There can be no assurance that revenues in the second half of 1996 will equal or exceed revenues realized in the second half of 1995. The Company will seek additional funding through various means including but not limited to licensing and marketing agreements and collaborative research agreements with strategic partners. However, there can be no assurance that such agreements will be reached and that additional funding will be obtained.

The Company is not committed to make any significant capital expenditures. In the event that the Company enters into collaborative research arrangements, spending levels will increase to conduct such funded research. Scientific progress in the analytical and diagnostic fields, as well as in clinical trials, will influence spending levels.

                                  RISK FACTORS

Future Capital Requirements - Uncertainty of Future Funding

The Company believes that its available cash will allow it to fund planned operations through the remainder of 1996. The Company's Report of Independent Public Accountants for the year ended December 31, 1995 contains a going concern qualification reflecting both the necessity and the uncertainty of future funding. Such funding may come individually or collectively from equity or debt placements, licensing and marketing agreements or by collaborative research agreements with strategic partners. Additional funds may be raised through the issuance of securities or other financing arrangements on terms and at prices that might have the effect of diluting the holdings of then existing stockholders. No assurance can be given that additional financing will be available or, if available, that it will be on terms acceptable to the Company or its stockholders. If adequate funding is not obtained, operations will be materially adversely affected. The Company will delay or eliminate expenditures in respect of certain products under development such as additional analytical kits and diagnostic tests in the event sufficient funding is unavailable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

History of Operating Losses - Uncertainty of Future Profitability

The Company commenced its research activities in December 1990 and first recorded revenues in December 1992. While sales increased in 1994 and 1995, the Company has not yet made a net annual operating profit. There is no assurance that sales will increase in future quarters. The accumulated deficit as of March 30, 1996 was approximately $12.2 million. The Company anticipates that operating losses will continue at least through 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                                    PART II.



ITEM 1.  Legal Proceedings.                                      None

ITEM 2.  Changes in Securities:                                  None

ITEM 3.  Defaults upon Senior Securities.                        None.

ITEM 4.  Submission of Matter to a Vote of Security Holders

At the Company's Annual Meeting, held on June 25 1996, the Company's shareholders took the following actions:

       (a) The following directors were elected to serve until the next Annual
           Meeting:

                                                       Vote
           Director Elected               For         Against         Withheld
           ----------------               ---         -------         --------
           John C. Klock, M.D.         7,196,487        Nil             100
           R. William Anderson         7,196,487        Nil             100
           John H. Craig               7,196,487        Nil             100
           John S. Glass               7,196,487        Nil             100
           F. Michael P. Warren        7,196,487        Nil             100
           Gwynn R. Williams           7,196,487        Nil             100

       (b) The amendment to the Company's Stock Option plan was approved by a vote of 3,447,174 shares in favor, 2,481,827 shares against, and nil shares withheld.

       (c) Arthur Andersen & Co. was appointed the Company's auditor, by a vote of 7,196,522 shares in favor, nil shares against, and 600 shares withheld.

           There were 6,336,616 shares which abstained from all matters presented to the meeting including broker non-votes.


ITEM 5.  Other Information.                                      None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT

         Exhibit 27, Financial Data Schedule.

(b)      REPORTS ON FORM 8K

         No reports were filed on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES


                                  June 30, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Glyko Biomedical Ltd.

Date:  August 12, 1996                     By:   /s/ John C. Klock
       ----------------------                   --------------------------------
                                                John C. Klock, M.D.
                                                President and Chief Executive
                                                Officer

Date:  August 12, 1996                     By:   /s/ John F. Hamilton
       ----------------------                   --------------------------------
                                                John F. Hamilton
                                                Vice President, Finance and
                                                Administration and Chief
                                                Financial Officer