Form 10QSB
period 1996-09-30
GLYKO BIOMEDICAL LTD
filed 1996-11-14
CIK 908401

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934
                  For the quarterly period ended September 30, 1996

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,243,044 common shares outstanding as of October 31, 1996.

                              GLYKO BIOMEDICAL LTD.
                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

PART I.           FINANCIAL INFORMATION

         ITEM 1.           Financial Statements.

         Consolidated Balance Sheets as of
         September 30, 1996 and December 31, 1995........................... 3

         Consolidated Statements of Operations for the
         three and nine month periods ended September 30, 1996 and 1995 .... 4

         Consolidated Statements of Cash Flows for the nine
         month periods ended September 30, 1996, and 1995    ............... 5

         Notes to Consolidated Financial Statements......................... 6

         ITEM 2.

         Management's Discussion and Analysis of
         Financial Conditions and Results of Operations..................... 8

PART II.          OTHER INFORMATION

         ITEM 1.  Legal Proceedings.........................................14

         ITEM 2.  Changes in Securities.....................................14

         ITEM 3.  Defaults upon Senior Securities...........................14

         ITEM 4.  Submission of Matter to a Vote of Security Holders .......14

         ITEM 5.  Other Information.........................................14

         ITEM 6.  Exhibits and Reports on Form 8-K..........................14

Signatures .................................................................15

                                     PART I.


ITEM 1.  FINANCIAL STATEMENTS


                              GLYKO BIOMEDICAL LTD.
                           CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED, IN U.S. DOLLARS)

                                                                    September 30,       December 31,
                                                                        1996               1995
                                                                    -------------       ------------

ASSETS
Current assets:
     Cash                                                           $   541,730         $   620,720
     Trade receivables                                                  130,488             356,806
     Inventories                                                         94,192             108,518
     Other current assets                                                10,482               5,132
                                                                    -----------         -----------
        Total current assets                                            776,892           1,091,176
Property, plant and equipment, net                                      126,930             112,169
Other assets                                                              2,200               2,239
                                                                    ===========         ===========
        Total assets                                                $   906,022         $ 1,205,584
                                                                    ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                               $   171,139         $   122,375
     Accrued liabilities                                                201,346             221,424
     Deferred revenue                                                    56,566             174,386
     Payable to stockholder                                             219,811             219,811
                                                                    -----------         -----------
        Total current liabilities                                       648,862             737,996

Deferred facilities costs                                               272,248             166,535
Deferred rent                                                            66,051              76,590
                                                                    -----------         -----------
        Total liabilities                                               987,161             981,121

Stockholders' equity (deficit):
     Common stock, no par value, unlimited shares
        authorized, 17,243,044 shares issued and
        outstanding (14,567,944 in 1995)                             12,203,065          11,304,356
     Common stock warrants                                              433,897             278,085
     Accumulated deficit                                            (12,718,101)        (11,357,978)
                                                                    -----------         -----------
        Total stockholders' equity (deficit)                            (81,139)            224,463
                                                                    ===========         ===========
        Total liabilities and stockholders' equity (deficit)        $   906,022         $ 1,205,584
                                                                    ===========         ===========

                             See accompanying notes

                              GLYKO BIOMEDICAL LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED, IN U.S. DOLLARS)


                                                      Three Months Ended                          Nine Months Ended
                                                         September 30,                              September 30,
                                                ---------------------------------    ----------------------------------
                                                    1996                 1995                 1996                 1995
                                                ------------         ------------         ------------         ------------
Revenues:
Sales of products and services                  $    293,253         $    395,358         $    946,183         $    963,092
Other revenues                                         4,980               39,521               54,810              169,521
                                                ------------         ------------         ------------         ------------
       Total revenues:                               298,233              434,879            1,000,993            1,132,613

Expenses:
     Cost of products and services                   118,647              172,412              377,466              399,452
     Research and development                        261,744              246,447              806,558              837,145
     Selling, general and administrative             488,695              424,084            1,212,401            1,193,230
                                                ------------         ------------         ------------         ------------
                                                     869,086              842,943            2,396,425            2,429,827
                                                ------------         ------------         ------------         ------------
Loss from operations                                (570,853)            (408,064)          (1,395,432)          (1,297,214)
Interest income                                        7,790                9,561               15,229               22,389
Other income and expense                               6,951                 (810)              20,080               (8,248)
                                                ------------         ------------         ------------         ------------
Net loss                                        $   (556,112)        $   (399,313)        $ (1,360,123)        $ (1,283,073)
                                                ============         ============         ============         ============
Net loss per common share                       $      (0.03)        $      (0.03)        $      (0.09)        $      (0.10)
                                                ============         ============         ============         ============

Weighted average number of shares
     used in computing per share amounts          17,243,044           14,567,944           15,661,431           12,813,366
                                                ============         ============         ============         ============

                             See accompanying notes

                              GLYKO BIOMEDICAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED, IN U.S. DOLLARS)

                                                                               Nine months ended
                                                                      ---------------------------------
                                                                      September 30,       September 30,
                                                                           1996                1995
                                                                       -----------         -----------
Cash flows from operating activities:
   Net loss                                                            $(1,360,123)        $(1,283,073)

   Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation and amortization                                            46,299              67,085
   Interest accrued on bridge loan                                              --               4,777
   Change in assets and liabilities:
      Trade receivables                                                    226,318               7,141
      Inventories                                                           14,326             (41,364)
      Other assets                                                          (5,311)             (5,592)
      Accounts payable                                                      48,764            (124,105)
      Accrued liabilities and deferred rent                                (16,601)             (2,214)
      Deferred revenue                                                    (117,820)                 --
      Deferred compensation                                                     --             (81,083)
      Deferred facilities costs                                            105,713            (110,053)
                                                                       -----------         -----------
   Total adjustments                                                       301,688            (285,408)
                                                                       -----------         -----------
      Net cash used in operating activities                             (1,058,435)         (1,568,481)

Cash flows from investing activities:
   Capital expenditures                                                    (61,060)            (15,722)
                                                                       -----------         -----------
      Net cash used in investing activities                                (61,060)            (15,722)

Cash flows from financing activities:
   Proceeds from issuance of common stock and warrants                   1,077,138           2,364,907
   Offering costs                                                          (22,617)            (83,319)
   Repayments on capital lease obligation                                  (14,016)            (13,898)
                                                                       -----------         -----------
      Net cash provided by financing activities                          1,040,505           2,267,690

                                                                       -----------         -----------
Net increase (decrease) in cash                                            (78,990)            683,487
Cash and cash equivalents, beginning of period                             620,720              79,294
                                                                       -----------         -----------
Cash and cash equivalents, end of period                               $   541,730         $   762,781
                                                                       ===========         ===========

Supplemental disclosure of noncash financing activities:
   Conversion of deferred compensation to common stock and warrants    $        --         $    33,000
   Conversion of accounts payable to common stock and warrants                  --              10,300
   Conversion of bridge loan to common stock and warrants                       --             257,808
   Common stock and common stock warrants issued in exchange
      for financing services                                               129,539             118,403



                             See accompanying notes

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying consolidated financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars. The consolidated financial statements include the accounts of the Company and its subsidiary, Glyko, Inc. All significant intercompany accounts and transactions have been eliminated. The balance sheet as of September 30, 1996 and the related statements of operations and cash flows for the periods ended September 30, 1996 and 1995 are unaudited but have been prepared on substantially the same basis as the annual audited financial statements. Certain reclassifications have been made to the consolidated financial statements in the prior periods to conform to classifications used in the current period. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for those periods presented. The unaudited results for the periods ended September 30, 1996 are not necessarily indicative of results to be expected for the entire year.

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

     For the nine months ended September 30, 1996, revenues to one distributor were 15 percent of total revenues.

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

     During the second quarter of 1996, the Company closed a second private equity placement offering (the Q296 Financing). Investors participating in the Q296 Financing purchased 2.5 million units each consisting of one share of common stock and one half of a two year warrant. One warrant is required to purchase one share of common stock. The units were priced at Cdn.$0.60 with an exercise price on the warrant of Cdn.$0.80. The Q296 Financing raised approximately $1.077 million. An additional 175,000 units and 250,000 warrants with a total value of approximately $130,000 were distributed to brokers in exchange for services rendered in connection with the Q296 Financing. The Company utilized the Black-Scholes model to value all the warrants distributed in the Q296 Financing at approximately $156,000.

ITEM 2.

                              GLYKO BIOMEDICAL LTD.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

   This report contains certain forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report.


Overview:

Glyko Biomedical Ltd. is a Canadian holding company that owns all of the capital stock of Glyko, Inc. Glyko, Inc. is an operating company based in California. The following discussion and the accompanying consolidated financial statements include the accounts of Glyko Biomedical Ltd. and Glyko, Inc. presented on a consolidated basis. Numerical references in the following discussion are rounded to the nearest thousand. Since its inception in October 1990, Glyko has engaged in research and development of new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. The Company has developed a line of analytic instrumentation laboratory products that include an imaging system, analysis software and chemical analysis kits. The Company is continuing to develop additional chemical kits for use with the imaging system, and is also developing a line of carbohydrate diagnostic products. The Company has incurred a net loss in each period since its inception and expects to continue to incur losses at least through 1996. For the period from its inception to September 30, 1996, the Company has incurred cumulative losses of $12,718,000.

The Three Month Periods Ended September 30, 1996 and September 30, 1995

Revenue for the third quarter of 1996 was $298,000 and consisted primarily of sales of products and services of $293,000. Sales of products and services consisted of sales of chemical analysis kits, fees for custom and contract analytical services and sales of imaging systems. Revenue for the third quarter of 1995 was $435,000 and consisted of sales of products and services of $395,000 and other revenues of $40,000. Sales of products and services consisted of sales of imaging systems, sales of chemical analysis kits, and fees for custom analytical services. The decline in revenues in the third quarter of 1996 compared to the same period in 1995 was due principally to reduced sales volumes of imaging systems to distributors for resale.

Cost of products and services in the third quarter of 1996 was $119,000 compared to $172,000 for the same period in 1995. Reduced sales volumes of imaging systems was the primary reason for the decrease in cost of products and services.

Research and development expenses were $262,000 for the third quarter of 1996 compared to $246,000 for the same period in 1995. Consultancy costs related to development of a second generation imaging system were primarily responsible for the slight increase in overall expense.

Selling, general and administrative expenses were $489,000 in the third quarter of 1996, compared to $424,000 for the same period in 1995, an increase of $65,000. Most expense line items were lower in 1996 reflecting cost controls instituted by management. However, consulting costs were significant and were primarily responsible for the overall increase in expenses. These consulting costs were primarily for strategic guidance regarding the possible formation of a new company specializing in therapeutic applications.

The Nine Month Periods Ended September 30, 1996 and September 30, 1995

Revenue for the first nine months of 1996 was $1,001,000 and consisted of sales of products and services of $946,000 and other revenues of $55,000. Sales of products and services consisted of sales of chemical analysis kits, sales of imaging systems and custom and contract analytical services. Other revenues consisted primarily of grant fees and equipment rental revenue. Revenue for the first nine months of 1995 was $1,133,000 and consisted of sales of products and services of $963,000, and other revenues of $170,000. Sales of imaging systems were responsible for over half of all revenue from sales of products and services. Remaining sales of products and services consisted of sales of chemical analysis kits and fees for custom analytical services. Other revenues consisted primarily of supply agreement fee revenue and grant fee revenue. The overall decrease in revenue in the first nine months of 1996 compared to the same period in 1995 was due principally to reduced sales volumes of imaging systems to distributors for resale. Sales volumes of chemical analysis kits were significantly higher in 1996 partially offsetting the effect of lower imaging system sales.

Cost of goods and services was $377,000 in the first nine months of 1996 and $399,000 in the same period in 1995. The slight decrease in cost of goods and services in 1996 was primarily due to reduced sales volumes of imaging systems partially offset by the effect of increased sales volumes of chemical analysis kits.

Research and development expenses were $807,000 for the first nine months of 1996 compared to $837,000 for the same period in 1995. Increased allocation of research and development expense to cost of products and services was the primary reason for the overall decrease in expense. This increased allocation resulted from higher volumes of custom and contract analytical services in 1996. The overall decrease in 1996 expense was partially offset by higher consultancy costs primarily related to ongoing development of a second generation imaging system.

Selling, general and administrative expenses were $1,212,000 in the first nine months of 1996, compared to $1,193,000 for the same period in 1995. Consulting costs, primarily for strategic guidance regarding the possible formation of a new company specializing in therapeutic applications, were significant. Reductions in costs associated with travel as well as marketing and promotion partially offset the effect of increased consultancy costs.

Liquidity and Capital Resources

During the second quarter of 1995, the Company closed a private equity placement offering (the Q295 Financing). Investors participating in the Q295 Financing purchased approximately 4.786 million "units" that consisted of one share of common stock and one five year warrant to purchase one share of common stock. The Company issued units in exchange for cash, and also in exchange for the settlement of certain outstanding liabilities. The units were priced at Cdn.$0.80 with an exercise price on the warrant of Cdn.$0.90. The Q295 Financing raised approximately $2.78 million, consisting of approximately $2.36 million in cash and $420,000 for the settlement of a stockholder/director bridge loan and other liabilities.

During the second quarter of 1996, the Company closed a second private equity placement offering (the Q296 Financing). Investors participating in the Q296 Financing purchased 2.5 million units each consisting of one share of common stock and one half of a two year warrant. One warrant is required to purchase one share of common stock. The units were priced at Cdn.$0.60 with an exercise price on the warrant of Cdn.$0.80. The Q296 Financing raised approximately $1.077 million. An additional 175,000 units and 250,000 warrants with a total value of approximately $130,000 were distributed to brokers in exchange for services rendered in connection with the Q296 Financing. The Company utilized the Black-Scholes model to value all the warrants distributed in the Q296 Financing at approximately $156,000.

Total cash used in operating activities in the first nine months of 1996 was $1,058,000. The effect upon cash of the net operating loss of $1,360,000 was partially offset by collections on accounts receivable and other balance sheet activity. Gross proceeds from the Q296 Financing were $1.077 million leading to net cash provided by financing activities of $1.041 million.

Management believes the proceeds of the Q296 Financing will allow the Company to maintain liquidity through 1996. To maintain liquidity beyond 1996 the Company will have to; raise additional capital, reduce expenses considerably, increase sales significantly, or realize some combination of these factors. There can be no assurance that the Company will be successful in maintaining liquidity. Late in the third quarter of 1996, the Company announced layoffs and other cost cutting measures. Management may consider selling certain assets or technology rights to raise additional capital. The Company will continue to seek additional funding through various means including but not limited to licensing and marketing agreements and collaborative research agreements with strategic partners. However, there can be no assurance that such agreements will be reached and that additional funding will be obtained.

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

                                  RISK FACTORS

Future Capital Requirements - Uncertainty of Future Funding

The Company believes that its available cash will allow it to fund planned operations through the remainder of 1996. The Company's Report of Independent Public Accountants for the year ended December 31, 1995, contains a going concern qualification reflecting both the necessity and the uncertainty of future funding. Such funding may come from increased sales activity and/or by reducing expenses. Funding may come individually or collectively from equity or debt placements, licensing and marketing agreements, the sale of certain assets of the Company, or by collaborative research agreements with strategic partners. The Company may raise additional funds through the issuance of securities or other financing arrangements on terms and at prices that might have the effect of diluting the holdings of then existing stockholders. No assurance can be given that additional financing will be available or, if available, that it will be on terms acceptable to the Company or its stockholders. If adequate funding is not obtained, operations will be materially adversely affected. The Company will delay or eliminate expenditures in respect of certain products under development such as additional analytical kits and diagnostic tests in the event sufficient funding is unavailable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

History of Operating Losses - Uncertainty of Future Profitability

The Company commenced its research activities in December 1990 and first recorded revenues in December 1992. While revenues increased in 1994 and 1995, the Company has not yet made a net annual operating profit. There can be no assurance that revenues will increase in future quarters. The accumulated deficit as of September 30, 1996, was approximately $12.7 million. The Company anticipates that operating losses will continue at least through 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Diagnostic Products - No Prior Commercial Manufacturing or Marketing

The Company has marketed one diagnostic product, the Urinary Carbohydrate Analysis Kit. In order to manufacture its diagnostic products in commercial quantities and to market products independently, the Company will need to expand its production and marketing capabilities and/or establish arrangements with third parties having the capacity for such manufacturing or marketing. Anticipated operating revenues and cash resources will not be sufficient to expand manufacturing and marketing capabilities for diagnostic products currently under development. There can be no assurance that the Company will be able to successfully market or manufacture its diagnostic products. To the extent that the Company arranges with third parties to manufacture or market any diagnostic products, the commercial success of such products may depend upon the efforts of those third parties.

Early Stage of Diagnostic Product Development

Only one of the Company's diagnostic products has been approved for commercial sale, the Urinary Carbohydrate Analysis Kit. Potential products currently under development by the Company will require significant additional development, and some must undergo several phases of clinical testing and will likely require considerable additional investment prior to their final commercialization. Anticipated operating revenues are not sufficient to facilitate further development of diagnostic products. There can be no assurance that any of the Company's products under development, either now or in the future, will be successfully developed, prove to be effective in clinical trials, receive required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed.

Technology and Competition

The primary competitive factors in biotechnology are the ability to create and maintain scientifically advanced technology, to attract and maintain personnel, and to have available adequate financial resources to maintain the Company through its research, development and commercialization of technology stages. The Company's business is based on technology that uses common laboratory methods of electrophoresis and bioseparation. Nevertheless there is a technical risk associated with reducing-to-practice the basic technology for new applications. There is no assurance that the Company will be able to develop an economical or practical way to separate human materials for clinical diagnosis, or that it will be able to devise specific reagents required to obtain a needed reaction. Other companies may develop basic carbohydrate technology that directly competes for the carbohydrate diagnostic market. Furthermore, conventional diagnostic technology (such as enzyme or radioactive immunoassay) may accomplish new breakthroughs in analyzing carbohydrates (which so far has been difficult). Additionally, other newer technologies such as nucleic acid hybridization may become competitive and erode the Company's potential shares of diagnostic markets.

Competition in bioinstrumentation is intense. Many companies, universities, and research organizations are engaged in the research and development of products in the areas being developed by the Company. Many of these have financial, technical, manufacturing and marketing resources greater than those of the Company. As a result, carbohydrate technology will become an area of more intense competition. In order to compete successfully the Company must expand its efforts to develop new products and uses for its current products in research and diagnosis. There can be no assurance that the Company will be able to do so effectively.

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

Dependence on Key Personnel

The Company's success will depend in large part upon its ability to attract and retain highly qualified scientific and management personnel. The Company faces competition for such personnel from other companies, academic institutions, government entities and other organizations. The Company depends on its key management, including John Klock, and Christopher Starr, and the departure of either person could have a material adverse effect on the Company. The Company maintains key person life insurance on Dr. Klock.

                                    PART II.


ITEM 1.  Legal Proceedings.                                                None

ITEM 2.  Changes in Securities:                                            None

ITEM 3.  Defaults upon Senior Securities.                                  None.

ITEM 4.  Submission of Matter to a Vote of Security Holders                None

ITEM 5.  Other Information.                                                None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(A)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT

         Exhibit 27, Financial Data Schedule.

 (B)     REPORTS ON FORM 8K

         No reports were filed on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES


                               September 30, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Glyko Biomedical Ltd.



Date:       November 12, 1996            By:       /s/ John C. Klock
            --------------------                  ------------------
                                                  John C. Klock, M.D.
                                                  President and Chief Executive
                                                  Officer



Date:       November12, 1996             By:       /s/ Kevin C. Lee
           ---------------------                  -----------------
                                                  Kevin C. Lee
                                                  Chief Financial Officer