Form 10KSB
period 1996-12-31
GLYKO BIOMEDICAL LTD
filed 1997-03-28
CIK 908401

U.S. Securities and Exchange Commission
                                              Washington, D.C. 20549

                                                    Form 10-KSB
(Mark One)
[X] Annual  Report Under  Section 13 or 15(d) of the  Securities
                  Exchange  Act of 1934 For the fiscal year ended
                      December  31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934
                      Commission File Number: 0-21994

                              GLYKO BIOMEDICAL LTD.
            (Exact name of small business issuer as specified in its charter)

           Canada                                      68-0230537
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

           11 Pimentel Court, Novato, California      94949
         (Address of principal executive offices)   (Zip Code)

       Registrant's telephone number: (415) 382-3500



             Securities registered under Section 12(g) of the Exchange Act:
                               Common Stock, no par value
                                     (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III to the Form 10-KSB or any amendment to this Form 10-KSB. ______

State issuer's revenues for its most recent fiscal year. $1,330,635.

The approximate aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 28, 1997 was $7,561,630.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,243,044 common shares outstanding as of February 28, 1997.

                                                   GLYKO BIOMEDICAL LTD.

         This report contains certain forward looking statements which involve risks and uncertainties, including statements regarding the Company's strategy, financial performance and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report.

Item 1.   Description of Business

Glyko Biomedical Ltd. was incorporated by Certificate and Articles of Incorporation under the laws of Canada on June 26, 1992 ("Glyko"). On December 21, 1992, simultaneously with an initial public offering of the Company's Common Shares on The Toronto Stock Exchange, Glyko acquired 100 percent of the shares of Glyko, Inc. a corporation incorporated under the laws of Delaware on October 15, 1990 upon an exchange of shares with the stockholders of Glyko, Inc. The registered office of Glyko is Scotia Plaza, Suite 2100, 40 King Street West, Toronto, Canada M5H 3C2. The registered and principal office of Glyko, Inc. is 11 Pimentel Court, Novato, California. BioMarin Pharmaceutical, Inc., a wholly owned subsidiary of Glyko Biomedical Ltd. was incorporated under the laws of Delaware on October 25, 1996. In this Statement, unless otherwise indicated, a reference to "Glyko" or to the "Company" means Glyko and its wholly-owned subsidiaries Glyko, Inc. and BioMarin Pharmaceutical, Inc.

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

The Company is developing new techniques to analyze and manipulate carbohydrates for research and diagnostic purposes. The Company may develop business opportunities in multiple areas such as research laboratory instrumentation, human diagnostics, and the pharmaceutical industry. BioMarin Pharmaceutical, Inc. was formed to exploit opportunities in the pharmaceutical area. There can be no assurance that the Company will successfully develop any of such business opportunities.

The Company's scientific and business strategies are based on a product line of laboratory instrumentation and chemical kits, referred to as analytic products, which are used in carbohydrate testing including detection, separation, and sequencing. The Company's technology is called "FACE(R)" or Fluorophore-Assisted-Carbohydrate-Electrophoresis.

As of December 31, 1996 the Company had 13 employees including four Ph.D.s/M.D.s with specialized training in carbohydrate biotechnology.

Analytic Products

The Company manufactures integrated products for the analysis of carbohydrates. The products consists of:

      A series of kits with chemicals, enzymes, pre-cast gels, and standards for performing analyses of carbohydrates. A cooled electrophoresis system for performing high-quality analysis of the research sample.
      A computer-controlled CCD camera system.
      Copyrighted,   proprietary   software   for   image   analysis   and  data
manipulation.

The Company believes the system has the advantages of low cost, ease of use, high sensitivity and applicability to a broad range of carbohydrate materials including genetically engineered products, pharmaceuticals and food and beverage products. The Company began to market its products in 1994 directly and through authorized distributors. The Company's customers include university research laboratories, biotechnology companies and pharmaceutical companies.

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

In November 1995, the Company received approval from the United States Food and Drug Administration to market its diagnostic test for Lysosomal Storage Diseases, the Urinary Carbohydrate Analysis Test Kit. The Company believes that its technology has potential for further diagnostic applications. The Company has successfully completed certain studies using human clinical samples which are from several broad diagnostic categories: congenital and inborn metabolic diseases, therapeutic drug monitoring and acquired conditions of adults. These areas represent potential new diagnostic products.

The Company's efforts towards meeting these objectives may be limited by the availability, or lack thereof, of additional funding. See "Risk Factors - Future Capital Requirements - Uncertainty of Future Funding." Depending on available funding, the Company may begin research in other key research areas, although there is no assurance that it will be able to do so. There can be no assurance that any of the Company's current or future products will be successfully developed, prove to be effective in clinical trials, receive required regulatory approvals or be successfully marketed. See "Risk Factors - Diagnostic Products."

Lysosomal storage diseases

Lysosomal storage diseases are a class of inherited metabolic diseases. There are at least 25 different individual diseases, including Tay-Sachs disease, Gaucher's disease and lesser known classes such as the mucopolysaccharidoses. Currently, only a small fraction of patients are tested for these diseases, usually those in high-risk groups (i.e. Ashkenazi Jews for Tay-Sachs disease) or those with clinical symptoms such as physical deformity or mental retardation. In November 1995, The Company received approval from the United States Food and Drug Administration to market its Urinary Carbohydrate Analysis Test Kit. This test is capable of detecting more than two dozen conditions in this group. The Company is planning to market the test kit to pediatricians as a primary screening test for these conditions.

Thrombosis

Heparin, a major anticoagulant drug, is a carbohydrate. The Company believes there is currently no satisfactory direct analytic method for measuring heparin which is approved for use. A test that would accurately measure serum levels of heparin would enable physicians to more directly measure the effectiveness and potential toxicity of this widely used drug. The Company has used FACE(R) to develop methods which could be used to measure the levels of heparin in the blood of patients The Company's current studies in testing for heparin need to be followed by additional clinical studies before FDA approval can be sought. There is no assurance that such testing studies will be successful.

Osteoporosis

A test that would accurately measure the breakdown of bone would enable physicians to more directly measure the metabolic state of patients as well as the effectiveness of treatments. Glyko has used FACE(R) to develop a way to measure the levels of carbohydrates in the urine of patients with osteoporosis. Preliminary work shows that FACE(R)can reliably measure these carbohydrates which appear in a characteristic pattern in urine tests. A non X-ray test that could measure the rate of breakdown and build-up of bone would be a major step forward in the management of these patients. The Company feels that on the basis of its current studies that there is enough promise to continue with further studies. Such studies will require funding and the Company may seek a partner to share the cost of such studies. There is no assurance that such testing studies will be successful.

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

Competition

 Carbohydrate biotechnology is a rapidly evolving field. Future technological developments could result in the Company's potential products or services becoming obsolete before the Company recovers its research and development and capital expenditures. The Company will experience competition both from analytic instrument companies as well as from diagnostic or pharmaceutical companies which have other methods to analyze carbohydrates. The Company's diagnostic products may face competition from major diagnostic companies which are large medical and pharmaceutical companies. These companies have substantially greater financial, manufacturing, marketing, and technical resources than the Company. The Company believes that the relative speed with which others can develop products, complete clinical testing and regulatory approval processes and supply commercial quantities to the market will be important competitive factors. There can be no assurance that others will not independently develop products similar to the Company's, duplicate the Company's products or design around the Company's patents. In addition the Company may be required to obtain licenses to others' patents. No assurance can be given that such licenses can be obtained on terms acceptable to the Company. These factors could cause the Company to encounter delays in product market introductions or adversely affect the Company's development or sale of products requiring licenses from third parties. The Company's products and technologies could be subject to claims of infringement by others. Patent conflicts and litigation can be expensive, and could have a material adverse effect on the Company's financial position and results of operations.

Government Regulation

The manufacture and sale of analytic products do not require government approval in the United States or Canada. The manufacture and sale of medical diagnostic products in the United States are controlled by the Food and Drug Administration ("FDA"), and the manufacture and sale of analytic products in Canada are controlled by the Health Protection Branch ("HPB"). The laws of each country require the licensing of manufacturing facilities located in its jurisdiction, and carefully controlled clinical trials in humans and extensive testing of products. The manufacturer must establish the safety and efficacy of its products, good manufacturing practices and control over marketing activities before it will be allowed to market and sell its products. The safety and efficacy of a new diagnostic product must be demonstrated through clinical trials carried out under procedures acceptable to the FDA or the HPB, as the case may be.

In order to be able to market and sell its diagnostic products, the Company must successfully complete clinical trials. The sales program is initiated by applying to the FDA or the HPB, as the case may be, for permission to manufacture and market products. The Company must submit specific information on the results of carefully controlled clinical trials using blood or other specimens obtained from humans. In addition, manufacturing methods and standards, and the stability of the product components must be presented to enable the regulatory agency to conclude that the product that may eventually be sold to the public has the same composition and performance as that determined to be effective in clinical trials. The controls on a new diagnostic product do not cease once it is on the market and continued reporting of its performance must be submitted by the manufacturer to the FDA or the HPB, as the case may be. This is required to keep the product on the market. The Company is unable to predict whether future regulatory developments will affect the Company's products under development.

                                 RISK FACTORS

Future Capital Requirements - Uncertainty of Future Funding

The Company believes that its available cash will allow it to fund planned operations through the second quarter of 1997. The Company's Report of
Independent Public Accountants for the year ended December 31, 1996 indicates that there is substantial doubt about the Company's ability to continue as a going concern reflecting both the necessity and the uncertainty of future funding. Such funding may come individually or collectively from stock issuances, licensing and marketing agreements or by collaborative research agreements with strategic partners. No assurance can be given that additional financing will be available or, if available, that it will be on terms acceptable to the Company or its stockholders. If adequate funding is not obtained, operations may be adversely affected. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will delay or eliminate expenditures in respect of certain products under development such as additional analytical kits and diagnostic tests in the event sufficient funding is unavailable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

History of Operating Losses - Uncertainty of Future Profitability

The Company commenced its research activities in December 1990 and first recorded revenues in December 1992. While sales increased in 1994 and 1995, the Company has not yet made a net annual operating profit. There is no assurance that sales will increase in future quarters. See "Note 10" to the financial statements. The accumulated deficit as of December 31, 1996 was approximately $13.0 million. The Company anticipates that operating losses may continue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Diagnostic Products - No Prior Commercial Manufacturing or Marketing

In 1996 the Company began marketing its first diagnostic product, the Urinary Carbohydrate Analysis Kit. In order to manufacture its diagnostic products in commercial quantities and to market products independently, the Company will need to expand its production and marketing capabilities and/or establish arrangements with third parties having the capacity for such manufacturing or marketing. Anticipated operating revenues and cash resources will not be sufficient to expand manufacturing and marketing capabilities for diagnostic products currently under development. There can be no assurance that the Company will be able to successfully market or manufacture its diagnostic products. To the extent that the Company arranges with third parties to manufacture or market any diagnostic products, the commercial success of such products may depend upon the efforts of those third parties. See "Description of Business--Business of the Company."

Early Stage of Diagnostic Product Development

Only one of the Company's diagnostic products has been approved for commercial sale, the Urinary Carbohydrate Analysis Kit. See "Diagnostic Products - Lysosomal Storage Diseases". Potential products currently under development by the Company will require significant additional development, and some must undergo several phases of clinical testing and will likely require significant further investment prior to their final commercialization. See "Government Regulation." Anticipated operating revenues and cash resources will not be sufficient to facilitate significant further development of diagnostic products. There can be no assurance that any of the Company's products under development, either now or in the future, will be successfully developed, prove to be effective in clinical trials, receive required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed. See "Description of Business-Business of the Company."

Technology and Competition

The primary competitive factors in biotechnology are the ability to create and maintain scientifically advanced technology, to attract and maintain personnel, and to have available adequate financial resources to maintain the Company through its research, development and commercialization of technology stages. The technology on which the Company's business is based uses proven laboratory methods of electrophoresis and bioseparation. Nevertheless there is a technical risk associated with reducing-to-practice the basic technology for new applications. There is no assurance that the Company will be able to develop an economical or practical way to separate human materials for clinical diagnosis, or that it will be able to devise specific reagents required to obtain a needed reaction. Other companies may develop basic carbohydrate technology which directly competes for the carbohydrate diagnostic market. Furthermore, conventional diagnostic technology (such as enzyme or radioactive immunoassay) may accomplish new breakthroughs in analyzing carbohydrates (which so far has been difficult). Additionally, other newer technologies such as nucleic acid hybridization may become competitive and erode the Company's potential shares of diagnostic markets.

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

Patents and Proprietary Technology

The Company's success will depend in part on its ability to obtain patents, protect trade secrets and not infringe the patents of others. The Company has been issued patents as well as filed applications for U.S. and foreign patents and has exclusive licenses to patents or patent applications of others. The Company intends in the future to apply for patents in various jurisdictions for inventions forming part of its technology. No assurance can be given that patent applications will result in the issue of patents or that, if issued, patents obtained by the Company will confer on the Company a preferred position with respect to the technology or products claimed. See "Description of Business--Patents and Trade Secrets."

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

Uncertainty of Regulatory Approval

The Company's diagnostics products will require regulatory approval by government agencies. This includes pre-clinical and clinical testing and approval processes in the U.S. and other countries. Compliance can take several years and require substantial expenditures. There can be no assurance that difficulties or excessive costs will not be encountered by the Company in this process or that required approvals will be obtained. The Company will not be able to market its diagnostic products until required approvals have been obtained. See "Description of Business--Government Regulation."

Dependence on Key Personnel

The Company's success will depend in large part upon its ability to attract and retain highly qualified scientific and management personnel. The Company faces competition for such personnel from other companies, academic institutions, government entities and other organizations. The Company depends on its key management, including John Klock and Christopher Starr, and the departure of either person could have a material adverse effect on the Company.

Employees

At February 28, 1997 the Company had 12 employees. All employees are full time and 11 employees work in Novato, California.

Item 2.  Description of Property

The Company moved to an 11,000 square foot facility in Novato, California in February, 1997. The new facility includes approximately 3,000 square feet of laboratory space, a 2,000 square foot manufacturing facility, and 6,000 square feet of office space. Minimum lease payments for this facility in 1997 are $98,902 and are subject to annual increases based upon the Consumer Price Index. The terms of the lease extend through March 31, 2000. The Company believes that its facility is adequate to meet its current and reasonably foreseeable requirements for the conduct of its business, including the manufacturing of analytic products. See "Certain Relationships and Related Transactions" and "Legal Proceedings."

Item 3.  Legal Proceedings.

Millipore Corporation has filed suit against the Company to recover unpaid rent and related facilities charges of approximately $270,000 for the Company's former leased facility. The Company does not believe that Millipore's claim is valid and does not agree with the amount claimed by Millipore. Additionally, the Company believes Millipore has an outstanding royalty obligation due to the Company from 1993 and 1994 which could be $50,000 or more. The Company's management is currently negotiating a settlement of this legal action. To the best of the Company's knowledge, there were no other pending legal proceedings against the Company or its property.

Item 4.  Submission of Matters to a Vote of Security-Holders.    None

                                                          PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

As of November 1993, the Company's stock has been listed on the NASD Electronic Bulletin Board under the symbol "GLYK". The Company's Common Shares have been listed and traded on The Toronto Stock Exchange (TSE) since December, 1992 under the symbol "GBL." The following table sets forth the sales prices for the Common Shares for the periods noted, as reported by TSE. Price of the Common Share refers to the closing price on the TSE.

                                                            Prices
                                                     (In Canadian Dollars)

          Year         Period                       High              Low

          1993         Fourth Quarter               $3.25             $2.60
          1994         First Quarter                $2.80             $1.40
          1994         Second Quarter               $1.50             $0.90
          1994         Third Quarter                $1.00             $0.80
          1994         Fourth Quarter               $1.00             $0.60
          1995         First Quarter                $1.00             $0.72
          1995         Second Quarter               $1.00             $0.80
          1995         Third Quarter                $0.90             $0.79
          1995         Fourth Quarter               $1.15             $0.60
          1996         First Quarter                $1.65             $0.61
          1996         Second Quarter               $1.05             $0.55
          1996         Third Quarter                $0.80             $0.53
          1996         Fourth Quarter               $0.70             $0.40

Holders

As of February 28, 1997, there were 170 holders of record of 17,243,044 outstanding Common Shares of the Company.

Outstanding Options

As of February 28, 1997, options to acquire 2,168,077 of the Company's Common Shares had been granted and were outstanding.

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

Glyko Biomedical Ltd. is a Canadian company which holds all of the capital stock of Glyko, Inc. and BioMarin Pharmaceutical, Inc. The following discussion and the accompanying consolidated financial statements include the accounts of Glyko Biomedical Ltd., Glyko, Inc. and Biomarin Pharmaceutical, Inc. presented on a consolidated basis. Since its inception in October 1990, Glyko has been engaged in the research and development of new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. The Company has developed a line of analytic instrumentation laboratory products which include an imaging system, analysis software and chemical analysis kits. The first commercial shipments of these analytic products were late in 1992. The Company is continuing to develop additional chemical kits for use with the imaging system, and is also developing a line of carbohydrate diagnostic products. In November 1995, the Company received approval from the United States Food and Drug Administration to market its first diagnostic product, the Urinary Carbohydrate Analysis Test Kit. The Company has incurred a net loss in each period since its inception and expects to continue to incur losses. For the period from its inception to December 31, 1996, the Company has incurred cumulative losses of $12,933,837.

Results of Operations

Revenues in 1996 were $1,330,635 and consisted primarily of sales of chemical analysis kits, sales of imaging equipment and custom analytical service fee revenues. Revenues in 1995 were $1,568,810 and consisted primarily of sales of imaging equipment, sales of chemical analysis kits, licensing and grant fee revenues and analytical service fee revenues. Sales of imaging systems were responsible for slightly less than half of total revenue in 1995.

The decrease in revenues in 1996 compared to 1995 was due primarily to the effect of distributor licensing fees earned in 1995 but not in 1996 and lower sales volumes of imaging systems to distributors for resale. The effect upon total revenue of the factors noted above was partially offset by increased sales volumes of chemical analysis kits and higher analytical service revenues in 1996. Prices for products and services in 1996 were slightly higher than in 1995 but did not have a material effect upon total revenues.

Gross margin on sales of products and services was 60 percent in 1996 and 62 percent in 1995. As the Company is still in the early stages of product sales and production, management expects that margins will fluctuate for some time and that current margins are not necessarily indicative of future margins.

Research and development expenses in 1996 were $1,014,966 compared to $1,063,054 in 1995, a decrease of $48,088. In 1996, analytical service work volume increased considerably. Relative to 1995, research and development staff resources were directed more towards analytical service work and less towards research projects. As a result, departmental expense allocated to the cost of analytical service revenue was higher in 1996 and research and development expense was lower. This was the principal reason for the decrease in total research and development expense in 1996. The overall decrease in research and development expense was partially offset by consultancy expenses incurred towards development of a new generation imaging system.

Selling, general and administrative expense was $1,425,484 in 1996, a decrease of $236,420 from 1995 expense of $1,661,904. Marketing and promotion costs were lower in 1996, chiefly due to reduced advertising media placements. Payroll costs were lower in 1996 principally due to the effect of layoffs announced late in the third quarter. Travel costs were also lower in 1996, primarily as a result of the layoffs. Rent expense in 1996 was offset by a write-off of the deferred rent balance of $62,538 at December 31, 1996 related to a lease abandonment (see Note 6 of the financial statements). Expenses related to the formation of BioMarin Pharmaceutical, Inc. were approximately $120,000 in 1996 and partially offset the reduction of total selling, general and administrative expense caused by the factors noted above.

Interest income earned in 1996 and 1995 reflected earnings on cash invested in short term interest bearing accounts. Interest expense in 1996 and 1995 was immaterial.

Liquidity and Capital Resources

During the second quarter of 1995, the Company closed a private equity placement offering (the Q295 Financing). Investors participating in the Q295 Financing purchased approximately 4.786 million "units" that consisted of one share of common stock and one five year warrant to purchase one share of common stock. The Company issued units in exchange for cash, and also in exchange for the settlement of certain outstanding liabilities. The units were priced at Cdn.$0.80 with an exercise price on the warrant of Cdn.$0.90. The Q295 Financing raised approximately $2.78 million, consisting of approximately $2.36 million in cash and $420,000 for the settlement of a stockholder/director bridge loan, common stock issued for financing service and certain other liabilities.

During the second quarter of 1996, the Company closed a second private equity placement offering (the Q296 Financing). Investors participating in the Q296 Financing purchased 2.5 million units each consisting of one share of common stock and one half of a two year warrant. One warrant is required to purchase one share of common stock. The units were priced at Cdn.$0.60 with an exercise price on the warrant of Cdn.$0.80. The Q296 Financing raised approximately $1.077 million. An additional 175,000 units and 250,000 warrants valued at approximately $130,000 were distributed to brokers in exchange for services rendered in connection with the Q296 Financing. The Company utilized the Black-Scholes model to value the warrants issued in the Q296 Financing at approximately $156,000.

The Company's net cash position decreased by $409,728 in 1996. Net cash proceeds of $1.054 million from the Q296 Financing were offset by cash used in operating activities of $1,389,172. Cash used in operating activities in 1996 reflected the operating loss of $1,575,859 partially offset by collections of accounts receivable and deferral of payments for facilities costs. Capital expenditures in 1996 were higher than in 1995 but were still relatively insignificant at $61,061.

The Company's net cash position increased by $541,426 in 1995. Cash proceeds from the Q295 Financing were offset by cash used in operating activities of $1,698,164. Cash used in operating activities in 1995 reflected the operating loss of $1,648,682. The cash effect of payments of deferred liabilities upon completion of the Q295 Financing was offset by the receipt, in the fourth quarter, of an advance upon future sales received from a foreign distributor. Capital expenditures in 1995 were not material.

Management believes the proceeds of the Q296 Financing plus the financing and the one-time distribution agreement fee earned in the first quarter of 1997 will allow the Company to maintain liquidity through the second quarter of 1997. See "Note 10" to the financial statements. To maintain liquidity beyond that time the Company will have to maintain its current level of sales. There can be no assurance that the Company will be successful in maintaining liquidity. Late in the third quarter of 1996, the Company announced layoffs and other cost cutting measures. The Company will continue to seek additional funding through various means including but not limited to stock issuances, licensing and marketing agreements and collaborative research agreements with strategic partners. However, there can be no assurance that such agreements will be reached and that additional funding will be obtained. The Company's Report of Independent Public Accountants for the year ended December 31, 1996 indicates that there is substantial doubt about the Company's ability to continue as a going concern reflecting both the necessity and the uncertainty of future funding. See "Risk Factors Future Capital Requirements."

In 1997, management expects spending to increase due to the start-up costs and program expenses for BioMarin of approximately $3.0 million. These expenditures will be funded by the Q297 financing and the anticipated subsequent 1997 financings for BioMarin. See "Note 10" to the financial statements. The Company is not committed to make any significant capital expenditures.

Item 7.  Financial Statements

The information required to be filed in this item appears on pages F.2 to F.13 and is incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

                                                         PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

The directors and executive officers of the company are as follows:


                                                                     Year Joined
       Name                      Age          Position                 Company


R. William Anderson(1)(2)        56     Director                           1991
John H. Craig                    49     Secretary and Director             1992
John S. Glass                    60     Director                           1994
John C. Klock, M.D. (1)          52     President, Chief Executive
                                              Officer and Director         1990
Christopher M. Starr, Ph.D.      44     Vice-President, Research
                                              and Development              1991
Gwynn R. Williams(1)             63     Director                           1990

(1)      Member of Audit Committee
(2)      Member of Compensation Committee

All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the officers and directors of the Company.

Mr. R. William Anderson has served as a Director since 1992 and is Chief Financial Officer at Fidus Corporation in Fremont, California. From 1994 to 1996 he was an independent consultant. From 1989 to 1994 he served as Vice-President-Finance and Chief Financial Officer at Glycomed Incorporated. From July 1985 to April 1989 he served as Vice President of Finance and Administration and Chief Financial Officer for Chiron Corporation, a biotechnology company. Prior to Chiron, Mr. Anderson was Controller and Director of Financial Planning and Analysis at Syntex Laboratories, Inc., the domestic pharmaceutical subsidiary of Syntex Corporation. Mr. Anderson holds an MBA from the Harvard Business School.

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

Effective October, 1996 John Hamilton, Chief Financial Officer, and John Dorson, Vice President and General Business Manager of the Analytical Business Unit, were laid-off by the Company.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, during the fiscal year ended December 31, 1996, all officers, directors, and ten percent stockholders complied with all Section 16(a) filing requirements except that the Forms 5 for all officers, directors, and 10 percent stockholders were filed late.

Item 10.  Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation that was awarded to, earned by or paid to the Company's Chief Executive officer and the other most highly compensated officers other than the Chief Executive Officer who earned more than $100,000 and who were serving as executive officers as of the end of the fiscal years ended December 31, 1996 and 1995, (together, "the Named Officers"). No other executive officer of the Company earned more than $100,000 during the years ended December 31, 1996 and 1995.

                                                                              Long - Term
                                                        Annual Compensation  Compensation
         Name and Principal Position             Year         Salary         Option grants


John C. Klock, M.D.                              1996        $ 187,297            -
President, Chief Executive Officer & Director    1995        $ 192,500         128,318

Christopher M. Starr, Ph.D.                      1996        $ 126,528            -
Vice-President, Research and Development         1995        $ 130,000          80,249

John Dorson, Ph.D. (terminated October 1996)     1996        $128,885             -
Vice-President & General Manager,  Analytic      1995        $141,100           73,933
  Business Unit

John F. Hamilton (terminated October 1996)       1996        $115,759             -
Vice-President, Finance and Administration       1995        $113,000           64,762
  & Chief Financial Officer


                  Aggregated Fiscal Year End Option Values

There were no option exercises in fiscal 1996 by the Named Officers. The following table provides information with respect to the value of unexercised options held by the Named Officers at the close of business on December 31, 1996.

                                Number of           Number of            Value of              Value of
                               Unexercised         Unexercised     Unexercised Options   Unexercised Options
                            Options at Fiscal      Options at      at Fiscal Year End,   at Fiscal Year End,
                                 Year End,       Fiscal Year End,     Exercisable (1)      Unexercisable (1)
                                Exercisable        Unexercisable

John C. Klock, M.D.                481,949            128,599          $ --                  $ --
Christopher M. Starr, Ph.D.        237,458                451          $ --                  $ --

(1) The market value of underlying securities is based on the closing price of the Company's common shares on December 31, 1996 of $0.2920 minus the exercise price. The closing price of $0.2920 was calculated by applying a Canadian dollar/US dollar exchange rate of $0.7301 to the closing price at December 31, 1996 of Canadian $ 0.40.


Director Compensation

During the fiscal year ended December 31, 1996, the Company's directors, including non-employee directors, were not compensated for services provided as directors.

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

Stock Option Plan

Glyko has a stock option plan (the "Plan") under which options to purchase Common Shares may be granted by the board of directors of Glyko to directors, officers, consultants and key employees of Glyko. Options granted under the Plan may either be "incentive stock options" under Section 422 of the United States Internal Revenue Code, or non-statutory options. The Plan is administered by the board of directors of Glyko. Options granted under the Plan will have an exercise price which will not be less than the market price, less any permissible discounts, of the Common Shares on the date prior to the date of grant, which market price is deemed to be the closing sales price, or the closing bid price if no sales were reported, of the Common Shares on any established stock exchange or national market system upon which the Common Shares are listed, including The Toronto Stock Exchange, or, if listed upon more than one exchange or system, the exchange or system with the greatest volume of trading in Common Shares on the date prior to the date of grant, or, if there is no established market for the Common Shares, the fair market value of the Common Shares as determined by the board of directors. Options will be exercisable over a number of years specified at the time of the grant which cannot exceed ten years. The aggregate number of Common Shares subject to options granted under the Plan cannot exceed three million Common Shares and no one optionee is entitled to hold options exceeding five percent of the Common Shares outstanding at the time of the grant. Also, the maximum number of shares which may be reserved for issuance to insiders under the Plan shall not exceed 10 percent of common shares outstanding at the time of the grant.

Incentive stock options granted under the Plan terminate within 90 days of the termination of an optionee's employment. Non-statutory options granted under the Plan terminate within a period of time following the termination of the optionee's employment, consulting or officer or director relationship which is determined by the board of directors. Options also terminate within 12 months of the death or total and permanent disability of the optionee. Options granted under the Plan are not transferable. As of February 28, 1997, 2,168,077 options (net of exercised options) had been approved by the board of directors.

Options  will  only  be  granted  in  compliance  with   applicable   securities
legislation, and the Plan will be operated in conformity with the requirements of any stock exchange upon which the Common Shares of Glyko may become listed.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table lists certain information regarding beneficial ownership of the Glyko's Common Shares as of February 28, 1997, by (i) those persons who own more than 5 percent of the Company's common stock, (ii) the Company's Chief Executive Officer, (iii) each of the Company's directors, and (iv) the total amount of Common Shares held by the Company's officers and directors as a group.

                     Name and Address of         Amount and Nature of         Percent
Title of Class        Beneficial Owner             Beneficial Owner          of Class

Common Shares      Millipore Corporation (1)            2,461,177               12.8%
                     80 Ashby Road
                     Bedford, MA 01730
Common Shares      Gwynn R. Williams (2)                2,947,393               15.3%
                     c/o Astroscan Ltd.
                     Ballabeg House
                     Cronkbourne Village
                     Bradden, Isle of Mann
                     British Isles, United Kingdom

Common Shares      New York Life Insurance Company      2,436,250               12.7%

Common Shares      Glycomed Corporation                 1,326,654                6.9%
                     860 Atlantic Avenue
                     Alameda, CA 94501

Common Shares      John C. Klock, M.D. (3)              1,144,348                6.0%
                     c/o Glyko, Inc.
                     11 Pimentel Court
                     Novato, CA 94949

Common Shares      Christopher M. Starr  (4)              245,325                1.3%
                     c/o Glyko, Inc.
                     11 Pimentel Court
                     Novato, CA 94949

 Common Shares     R. William Anderson (5)                 70,420                  *

Common Shares      John H. Craig (5)                       71,421                  *

Common Shares      John Glass (6)                          68,000                  *

Common Shares      All Officers and Directors (7)       4,526,907               23.7%

*     Less than 1%.
(1) Does not reflect pending issuance of 500,000 shares in exchange for termination of marketing rights.
(2) Includes 70,420 Common Shares issuable upon exercise of options within 60 days of February 28, 1997.
(3) Includes 521,303 Common Shares issuable upon exercise of options within 60 days of February 28, 1997.
(4) Includes 237,553 Common Shares issuable upon exercise of options within 60 days of February 28, 1997.
(5) Includes 70,420 Common Shares issuable upon exercise of options within 60 days of February 28, 1997.
(6) Includes 68,000 Common Shares issuable upon exercise of options within 60 days of February 28, 1997.
(7) Includes 1,038,116 Common Shares issuable upon exercise of options within 60 days of February 28, 1997, excludes shares held by Millipore and Glycomed.

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

The Company rented facilities from Millipore in 1996 and 1995, incurring rental and facilities expense of $274,284 and $260,232 respectively.

Millipore

In 1992 Glyko, Inc. granted Millipore exclusive worldwide rights to market and sell Glyko, Inc.'s analytic products to the laboratory research market, (the "Distribution Agreement"). The Distribution Agreement had a term of six years commencing on October 1, 1992. In September, 1993, the Company negotiated an amendment to the Distribution Agreement pursuant to which the Company received the non-exclusive right to market and distribute its analytic products in certain markets, principally the United States. In April 1994, the Company and Millipore agreed to terminate the Distribution Agreement. In exchange for relinquishing marketing rights to Glyko products, Millipore will receive 500,000 shares of Glyko common stock pending regulatory approval. In the third quarter of 1994, the Company recorded a charge of $219,811 for costs related to the termination of the Distribution Agreement. This amount represents the estimated fair market value, at April 1994, of stock to be issued to Millipore as a result of the termination of the Distribution Agreement. The Toronto Stock Exchange has turned down the issuance of the 500,000 shares due to an arms-length issue and requires that an independent valuation be performed in order to reconsider the issuance of these shares. No such valuation has been performed to date.

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

Pursuant to an agreement (the "Escrow Agreement") dated December 10, 1992 among the Founders, Montreal Trust Company of Canada (the "Trustee") and Glyko, 6,030,428 Common Shares (the "Escrowed Shares") were placed on closing on deposit with the Trustee. The Trustee will release the Escrowed Shares to the Founders as follows: (a) 10 percent on September 10, 1993; (b) 20 percent on September 10, 1994, September 10, 1995 and September 10, 1996, respectively; and
(c) the remaining 30 percent on September 10, 1997. As of December 31, 1996, 1,809,124 of the escrowed shares remained on deposit with a trustee.

Item 13.  Exhibits, List and Reports on Form 8-K

(a)      The following documents are filed as part of this report

Exhibit
Number                         Description

 3.1     Registrant's Articles of Incorporation and Bylaws (filed as exhibit
         3.1 to Form 10-SB Registration Statement No. 0-21994  dated
         August 6, 1993 and incorporated herein by reference).
10.1     Registrant's Stock Option Plan (filed as exhibit 10.1 to Form 10-SB
         Registration Statement No. 0-21994  dated  August 6, 1993 and incorporated herein by reference).
10.2     Joint Venture Agreement between: Registrant; Millipore Corporation;
         Glycomed Incorporated; Gwynn R. Williams; Astroscan, Ltd.; and
         Astromed, Ltd. dated December 18, 1990 (filed as exhibit 10.2  to
         Form 10-SB Registration Statement No. 0-21994  dated  August 6, 1993 and incorporated herein by reference).
10.3     Distribution  Agreement  between  Registrant  and  Millipore
         Corporation  dated  December 18, 1990 (filed as exhibit 10.3 to Form  10-SB  Registration  Statement  No.  0-21994  dated
         August 6, 1993 and incorporated herein by reference).
10.4     License Agreement between Registrant, and Astroscan, Ltd. and
         Astromed, Ltd. (filed as exhibit 10.4 to Form 10-SB Registration
         Statement No. 0-21994  dated  August 6, 1993 and incorporated herein by reference).
10.5     License   Agreement   between    Registrant   and   Glycomed
         Incorporated   (filed  as   exhibit   10.5  to  Form   10-SB
         Registration  Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
10.6     Loan Agreement between Registrant, and Millipore Corporation and Gwynn R. Williams,  dated April 9, 1992(filed as exhibit
         10.6 to Form 10-SB Registration  Statement No. 0-21994 dated
         August 6, 1993 and incorporated herein by reference).
10.7     Employment Agreement between Registrant and John C. Klock, M.D., dated
         December 20, 1990 (filed as exhibit 10.7 to Form 10-SB Registration
         Statement No. 0-21994  dated  August 6, 1993 and incorporated herein by reference).
10.8     Exchange  Agreements between  Registrant,  and the share and option  holders of Glyko,  Inc.,  dated  December  10,  1992
         (filed as exhibit 10.8 to Form 10-SB Registration  Statement
         No. 0-21994 dated August 6, 1993 and incorporated  herein by reference).
10.9     Amendment  Number Two to Exclusive  Distribution  and Supply
         Agreement between Registrant and Millipore Corporation dated
         September  22,  1993  (filed as exhibit  10.4 to Form 10-KSB
         Statement dated December 31, 1993 and incorporated herein by reference).
10.10    Amendment Number Two to Joint Venture Agreement between: Registrant;
         Millipore Corporation; Glycomed Incorporated; Gwynn R. Williams;
         Astroscan, Ltd.; and Astromed, Ltd. dated April 28, 1994 (filed as exhibit 10.1 to Form 10-QSB dated March 31, 1994 and incorporated herein by reference).
10.11    Employment  Agreement between  Registrant and John C. Klock,
         M.D.,  dated  January 1, 1994 (filed as exhibit 10.2 to Form
         10-QSB  dated  March  31,  1994 and  incorporated  herein by reference).
10.12    Glyko Biomedical Share Option Plan - 1994  (filed as exhibit 10.1 to
         Form 10-QSB dated June 30, 1994 and incorporated herein by reference).
10.13    Development  and Supply  Agreement  between  Registrant  and
         Bio-Rad  Laboratories,  Inc., dated February 16, 1995 (filed as exhibit  10.1 to Form  10-KSB  dated  March 31,  1996 and incorporated herein by reference).
10.14    International Distribution Agreement between Registrant and
         Toyobo Co., Ltd. and MC Medical. Inc. dated September 12, 1995 (filed as exhibit 10.2 to Form 10-KSB dated March 31, 1996 and incorporated herein by reference).
10.15    Commercial  Lease  between  Registrant  and  Douglas R. Kaye dated  December 23, 1996  (confidential  treatment  has been requested for a portion of this exhibit).
21.1     List of Registrant's Subsidiaries (filed as exhibit 22.1 to Form 10-SB
         Registration Statement No. 0-021994  dated  August 6, 1993 and incorporated herein by reference).

(b)      Reports on Form 8-K

         No reports were filed on Form 8-K during the quarter ended December 31, 1996.



                                                        SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                    GLYKO BIOMEDICAL LTD.

Dated: March 25, 1997                               By:  \s\ John C. Klock, M.D.
---------------------------------------             ----------------------------
                                                    John C. Klock, M.D.
                                                    President and
                                                    Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John C. Klock, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to the Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           Signature           Title                              Date


\s\ John C. Klock, M.D                                        March 25, 1997
----------------------                                     --------------------
John C. Klock, M.D.         President, Chief Executive Officer, Director
                             and Chief Accounting Officer

\s\Christopher M. Starr, Ph.D.                                 March 25, 1997
-----------------------------                              --------------------
Christopher M. Starr, Ph.D. Vice-President Research and Development

\s\ R. William Anderson                                        March 25, 1997
-----------------------                                    --------------------
R. William Anderson         Director

\s\ John S. Craig                                              March 25, 1997
-----------------                                          --------------------
John H. Craig               Secretary and Director

\s\ John S. Glass                                              March 25, 1997
-----------------                                          --------------------
John S. Glass               Director

\s\ Gwynn R. Williams                                          March 25, 1997
---------------------                                      --------------------
Gwynn R. Williams           Director

                    Index to Financial Statements



Report of Independent Public Accountants                              F.2
Consolidated Balance Sheets                                           F.3
Consolidated Statements of Operations                                 F.4
Consolidated Statements of Stockholders' Equity (Deficit)             F.5
Consolidated Statements of Cash Flows                                 F.6
Notes to Consolidated Financial Statements                         F.7 to F.13



















                                                            F.1

                            Report of Independent Public Accountants



       To the Stockholders of Glyko Biomedical Ltd.:



       We have audited the accompanying consolidated balance sheets of Glyko Biomedical Ltd. and subsidiaries (the Company) as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glyko Biomedical Ltd. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant recurring losses and does not have sufficient cash to fund planned 1997 operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note
       1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




       Oakland, California                       Arthur Andersen LLP
       January 17, 1997

                                     F.2

                                                    PART I.


ITEM 1.  Financial Statements


                                        GLYKO BIOMEDICAL LTD.
                                     CONSOLIDATED BALANCE SHEETS
                                           ( U.S. dollars)




                                              December 31,         December 31,
                                                 1996                 1995
                                            ---------------     ----------------

Assets
Current assets:
     Cash                                    $   210,992           $  620,720
     Trade receivables                           156,176              356,806
     Inventories                                  68,452              108,518
     Other current assets                         26,025                5,132
                                            ----------------     ---------------
        Total current assets                     461,645            1,091,176
Property, plant and equipment, net               108,045              112,169
Other assets                                       2,200                2,239
                                            ----------------     ---------------
        Total assets                         $   571,890           $1,205,584
                                            ================     ===============

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Accounts payable                       $    174,732           $  122,375
     Accrued liabilities                         204,504              221,424
     Deferred revenue                                  -              174,386
     Payable to stockholder                      219,811              219,811
     Deferred rent and related costs             269,718                    -
                                            ----------------     ---------------
        Total current liabilities                868,765              737,996

Deferred rent and related costs                        -              166,535
Deferred rent                                          -               76,590
                                            ----------------     ---------------
        Total liabilities                        868,765              981,121

Stockholders' equity (deficit):
     Common stock, no par value, unlimited shares
        authorized, 17,243,044 shares issued and
        outstanding (14,567,944 in 1995)      12,203,065           11,304,356
     Common stock warrants                       433,897              278,085
     Accumulated deficit                     (12,933,837)         (11,357,978)
                                            ----------------     ---------------
        Total stockholders' equity (deficit)    (296,875)             224,463
                                            ----------------     ---------------
        Total liabilities and stockholders'
           equity (deficit)                 $    571,890           $1,205,584
                                            ================     ===============


                                              See accompanying notes.

                                                         F.3

                              GLYKO BIOMEDICAL LTD.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (U.S. Dollars)



                                              Twelve Months Ended
                                                   December 31,
                                     ---------------------------------
                                          1996                1995
                                     ---------------   ---------------

Revenues:
Sales of products and services         $ 1,271,933        $ 1,342,406
Other revenues                              58,702            226,404
                                     ---------------   ---------------
       Total revenues:                   1,330,635          1,568,810

Expenses:
     Cost of products and services         509,248             511,654
     Research and development            1,014,966           1,063,054
     Selling, general and administrative 1,425,484           1,661,904
                                     ----------------  ----------------
                                         2,949,698           3,236,612
                                     ----------------  ----------------
Loss from operations                    (1,619,063)         (1,667,802)
Interest income                             18,367              29,802
Other income and expense                    24,837             (10,682)
                                     ----------------  ----------------
Net loss                               $(1,575,859)        $(1,648,682)
                                     ================  ================

Net loss per common share                  $ (0.10)            $ (0.12)
                                     ================  ================

Weighted average number of shares
     used in computing per
      share amounts                      16,058,994         13,255,616
                                     ================  ================







                                        See accompanying notes.

                                                F.4

                              GLYKO BIOMEDICAL LTD.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (U.S. dollars)



                                      Common Stock
                              --------------------------  Common Stock  Accumulated
                                  Shares       Amount       Warrants      Deficit         Total
                               -------------  -----------  ------------- ------------ ------------

Balance at December 31, 1994     9,781,522    $ 9,000,711   $       -    $ (9,709,296) $  (708,585)

Net loss for the year                                                      (1,648,682)  (1,648,682)

Private placement financing,
 net of issuance costs
 of $201,722                     4,786,422      2,303,645      278,085              -    2,581,730
                               ------------  -------------  ------------- ------------ -----------
Balance at December 31, 1995    14,567,944    $11,304,356    $ 278,085    $(11,357,978) $  224,463

Net loss for the year                                   -            -      (1,575,859) (1,575,859)

Exercise of stock options              100             48            -               -          48

Private placement financing,
 net of issuance costs
 of $152,156                     2,675,000        898,661      155,812               -   1,054,473
                               ------------  -------------  ------------- ------------- ----------
Balance at December 31, 1996    17,243,044    $12,203,065    $ 433,897    $(12,933,837)  $(296,875)
                               ============  =============  ============= ============= ==========






                               See accompanying notes.

                                         F.5

                                           GLYKO BIOMEDICAL LTD.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (U.S. dollars)



                                                     Years ended December 31,
                                                -------------------------------
                                                     1996               1995
                                                --------------     -------------

Cash flows from operating activities:
   Net loss                                      $(1,575,859)      $(1,648,682)

   Adjustments to reconcile net loss
      to net cash used in operating activities:
   Depreciation and amortization                      61,139            88,533
   Loss on disposal of property and equipment          4,046                 -
   Gain on lease abandonment                         (62,538)                -
   Interest accrued on bridge loan                         -             4,777
   Change in assets and liabilities:
      Trade receivables                              200,630           (52,747)
      Inventories                                     40,066           (69,854)
      Other assets                                   (20,854)            4,025
      Accounts payable                                52,357          (105,221)
      Accrued liabilities and deferred rent          (16,956)           52,049
      Deferred revenue                              (174,386)          174,386
      Deferred compensation                                -           (81,083)
      Deferred rent and related costs                103,183           (64,347)
                                                ---------------   --------------
   Total adjustments                                 186,687           (49,482)
                                                ---------------   --------------
      Net cash used in operating activities       (1,389,172)       (1,698,164)

Cash flows from investing activities:
   Purchase of property and equipment                (61,061)          (22,187)
                                                ---------------   --------------
      Net cash used in investing activities          (61,061)          (22,187)

Cash flows from financing activities:
   Exercise of stock options                              48                 -
   Net proceeds from issuance of common stock
      and warrants                                 1,054,473         2,280,622
   Repayments on capital lease obligation            (14,016)          (18,845)
                                                ---------------   --------------
      Net cash provided by financing activities    1,040,505         2,261,777
                                                ---------------   --------------
Net increase (decrease) in cash                     (409,728)          541,426
Cash and cash equivalents, beginning of period       620,720            79,294
                                                ---------------   --------------
Cash and cash equivalents, end of period         $   210,992        $  620,720
                                                ===============   ==============

Supplemental disclosure of noncash financing activities:
   Conversion of deferred compensation to
     common stock and warrants                   $         -        $   33,000
   Conversion of accounts payable to
     common stock and warrants                             -            10,300
   Conversion of bridge loan to
     common stock and warrants                             -           257,808
   Common stock and common stock warrants
      issued in exchange for financing services      129,539           118,403


                                      See accompanying notes.

                                                F.6

                                         GLYKO BIOMEDICAL LTD.
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.      The Company and Description of the Business

       Glyko Biomedical Ltd. (the Company) is a Canadian company which was established in 1992 to acquire all of the outstanding capital stock of Glyko, Inc., a Delaware corporation. The Company, through its wholly-owned subsidiary Glyko, Inc., is developing new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. The Company has developed a product line of laboratory instruments and chemical kits, referred to as analytic products, which are used in carbohydrate analysis. Shipments of these products began in December 1992. The Company is also developing certain carbohydrate diagnostic products. In October, 1996, the Company formed BioMarin Pharmaceutical, Inc., a Delaware corporation, to develop the Company's pharmaceutical products.

        Since its inception, the Company has incurred cumulative losses of $12,933,837 and expects to continue to incur losses. The Company does not have sufficient cash to fund planned 1997 operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In December 1992, the Company successfully completed an initial public offering on the Toronto Stock Exchange. Since that time, the Company has maintained liquidity by utilizing the proceeds of that offering, by utilizing the proceeds of private equity placements in both the second quarter of 1995 and the second quarter of 1996, by using cash flow from operations, and by drawing upon a bridge loan from a stockholder. To continue as a going concern the Company must maintain its current sales level and seek additional funding. Such funding may come individually or collectively from stock issuances, licensing and marketing agreements or by collaborative research agreements with strategic partners. On March 21, 1997, the Company closed a $2.0 million (Canadian) financing offering to fund the start-up of BioMarin Pharmaceutical, Inc. (see Footnote 10). There can be no assurance that additional funding will be obtained. If adequate funding is not obtained, operations may be adversely affected.

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

        Use of Estimates:

        The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. Actual results could differ from those estimates.

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

       Inventories:

       Inventories consist of raw materials, analytic kits, and instrument-based systems held for sale. Inventories are stated at the lower of cost (first-in, first-out method) or estimated market value. The components of inventories are as follows:



                                        December 31,
                                    1996            1995
                             ----------------- ----------------

       Raw materials               $62,925          $41,768
       Finished products             5,527           66,750
                             ----------------- ----------------
                                   $68,452         $108,518
                             ================= ================


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

       Product Sales:

       The Company recognizes product revenues and related cost of sales upon shipment of products. Service revenues are recognized upon completion of services as evidenced by the transmission of reports to customers. Other revenues, principally licensing and distribution fees, are recognized upon completion of applicable contractual obligations.

       At times, the Company has received payment in advance for future product shipments. Such payments are classified as deferred revenue on the accompanying Balance Sheet. Upon shipment of products, revenue is recognized and the corresponding liability (deferred revenue) is reduced.

       Total revenues of $1,330,635 in 1996 and $1,568,810 in 1995 consisted entirely of direct product sales, sales to distributors for resale, analytical service fees and other revenues.

       In 1996,  revenues to three major customers  (including two distributors)
       were 14 percent, 14 percent, and 13 percent of total revenues respectively. In 1995, net revenues (including sales and licensing fees) to one distributor were 30 percent of total revenues.

       In 1990, the Company entered into an agreement (the "Agreement") giving one of its stockholders the exclusive right to market and distribute the Company's analytic products for an initial period of six years from the time the Company developed a commercially marketable product. During 1993, the Agreement was amended to grant the Company the non-exclusive right to market and distribute the Company's analytic products in the United States (direct product sales). In April 1994, the stockholder and the Company agreed to terminate the Agreement. In exchange for relinquishing its rights under the Agreement, the stockholder will receive 500,000 shares of common stock, subject to regulatory approval. In the third quarter of 1994 the Company recorded a charge to operations of $219,811 for costs related to the termination of the Agreement. This amount represents the estimated fair market value of stock to be issued as a result of the termination of the Agreement. The Toronto Stock Exchange has turned down the issuance of the 500,000 shares due to an arms-length issue and requires that an independent valuation be performed in order to reconsider the issuance of these shares. No such valuation has been performed to date.

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

       Net Loss Per Common Share:

       Net loss per common share is computed based on the weighted average number of shares outstanding during each period.

       Adoption of Accounting Pronouncements:

       The Company adopted SFAS No. 121, " Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of" beginning January 1, 1996. The Company also adopted SFAS No. 123, "Accounting for Stock-Based Compensation" beginning January 1, 1996. The adoption of these pronouncements did not have a material impact on the financial statements of the Company taken as a whole.

3.     Property, Plant and Equipment

       Property, plant and equipment at December 31, 1996 and 1995 consisted of the following:



                                                   December 31,
                                              1996             1995
                                        ---------------- ----------------

              Lab equipment                   $282,468         $242,349
              Computer equipment               212,330          195,672
              Production equipment              42,095           42,095
              Office furniture                  18,069           18,069
              Leasehold improvement              8,554            8,554
                                         ---------------- ----------------
                                               563,516          506,739
                                         ---------------- ----------------
              Less accumulated
                depreciation                   455,471          394,570
                                         ---------------- ----------------
              Property, plant and
               equipment, net                 $108,045         $112,169
                                         ================ ================










                                               F.9

                                             GLYKO BIOMEDICAL LTD.
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Income Taxes

       The Company's deferred tax asset at December 31, 1996 and 1995 is:



                                                      December 31,
                                                 1996             1995
                                           ---------------- ----------------

        Net operating loss carryovers      $     5,167,000   $    4,313,000
        Research and development expenses
         capitalized for tax purposes              151,000          205,000
        Research and development
         credit carryovers                         524,000          490,000
        Issue cost carryovers                      152,000          216,000
        Other temporary differences               (258,000)        (248,000)
                                            ---------------- ----------------
                                                 5,736,000        4,976,000
        Valuation allowance                     (5,736,000)      (4,976,000)
                                            ---------------- ----------------
        Net deferred tax asset              $           --   $           --
                                            ================ ================


       Total U.S. federal and state net tax operating loss carryforwards as of December 31, 1996 are approximately $12,293,000 and $5,430,000, respectively. Federal operating loss carryforwards expire from 2006 to 2011 and state operating loss carryforwards expire from 1997 to 2001. The Company also has federal and state research and development credit carryovers of $524,000 which expire from 2007 to 2010. For Canadian income tax purposes, the Company has net operating loss carryforwards of approximately $1,084,000 which expire from 1999 to 2002. Under current U.S. tax law, future changes in ownership of the Company may limit the utilization of U.S. net operating loss and credit carryforwards.


5.     Bridge Loan

       In the fourth quarter of 1994 the Company drew upon a bridge loan facility from one of its stockholders in the amount of $250,000. This bridge loan and accrued interest incurred thereupon were converted into 400,748 units, consisting of one share of common stock and one warrant to purchase one share of common stock, in the second quarter of 1995.

6.     Commitments

       The Company leases its facilities, and office and other equipment under agreements that expire at various dates through 2000.

       The Company leased its facilities from one of its stockholders. The Company had negotiated payment deferrals for rent payments and related facility charges under this agreement.

       In October, 1996, the company notified the lessor that the lease would be abandoned in January, 1997. Subsequent to year-end, the lessor claimed $269,718 in deferred rent and related costs related to the period prior to December 31, 1996. While the Company does not believe that the lessor's claim is valid and does not agree with the amount claimed by the lessor, the amount has been accrued and is reflected on the balance sheet at December 31, 1996. Management does not believe the Company will be held responsible for continuing lease obligations and, as such, no additional amounts have been accrued as of December 31, 1996.

       The  Company   recognized   rental  expense  under  the  agreement  on  a
       straight-line basis calculated over the full term of the sublease agreement. The difference between cumulative rental payments under the original lease agreement and rental expense was classified as a non-current liability at December 31, 1995. As a result of the abandonment subsequent to year-end, the remaining deferred rent balance at December 31, 1996 of $62,538 was written off against selling, general and administrative expenses.

                                        F.10

                                           GLYKO BIOMEDICAL LTD.
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Aggregate minimum annual rental commitments under operating leases (excluding the abandoned lease) are as follows:



                    Years ending December 31,
              ---------------------------------------


              1997                                            $105,802
              1998                                             115,692
              1999                                             125,582
              2000                                              34,559
              2001 and thereafter                                   --
                                                       ---------------
                                                              $381,635
                                                       ===============


        Rent expense was $274,284 in 1996 and $226,668 in 1995.

7.     Stockholders' Equity

       In December 1992, the Company completed an initial public offering of 2,881,601 shares of its common stock on the Toronto Stock Exchange. In connection with that offering, 6,030,428 common shares held by the founders of the Company were placed on deposit with a trustee.

       The trustee will release the escrowed  shares to the founders as follows:
       a) 10 percent immediately after nine months following the date of the public offering; b) 20 percent immediately after each of the first, second and third anniversary dates following the date of the first release of shares and c) the remaining 30 percent immediately after the fourth anniversary date thereafter. As of December 31, 1996 1,809,124 of the escrowed shares remained on deposit with a trustee.

       In the second quarter of 1995, the Company closed a private equity placement offering (the Q295 Financing). Investors participating in the Q295 Financing purchased units which consisted of one share of common stock and one warrant to purchase one share of common stock. The Company issued units in exchange for cash, and also in exchange for the settlement of certain outstanding liabilities. The units were priced at Cdn. $0.80 with an exercise price on the warrant of Cdn. $0.90. The Company established a balance sheet value for the 4,786,422 common stock warrants issued in the Q295 Financing by subtracting the discounted fair market value for one share of the Company's common stock from the price of one unit. The common stock warrants expire in 2000. The Financing raised approximately $2.78 million, consisting of approximately $2.36 million in cash and $420,000 for the settlement of a stockholder/director bridge loan, common stock issued for financing services and certain other liabilities.

       During the second quarter of 1996, the Company closed a second private equity placement offering (the Q296 Financing). Investors participating in the Q296 Financing purchased 2.5 million units each consisting of one share of common stock and one half of a two year warrant. One warrant is required to purchase one share of common stock. The units were priced at Cdn. $0.60 with an exercise price on the warrant of Cdn. $0.80. The Q296 Financing raised approximately $1.077 million. An additional 175,000 units and 250,000 warrants valued at approximately $130,000 were distributed to brokers in exchange for services rendered in connection with the Q296 Financing. The Company utilized the Black-Scholes model to value the 1,587,500 warrants issued in the Q296 Financing at approximately $156,000.

                                        F.11

                                              GLYKO BIOMEDICAL LTD.
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.        Stock Option Plan

       The Company has a stock option plan (the Plan) under which options to purchase common stock may be granted by the Board of Directors to directors, officers, consultants and key employees at not less than fair market value, less any permissible discounts, on the date of grant. Options granted under the Plan may be incentive stock options (as defined under Section 422 of the U.S. Internal Revenue Code) or non-statutory stock options. Options are exercisable over a number of years specified at the time of the grant which cannot exceed ten years. The maximum aggregate number of shares which may be optioned and sold under the Plan is 3,000,000 shares.

       The Company accounts for the Plan under APB Opinion No. 25, under which no compensation cost has been recognized because, under the Option Plan, the option exercise price equals the market value of stock on the date of grant. The Plan options vest over 48 months and all options expire after 5 years or 90 days after employee termination.

       Had compensation cost for the Plan been determined consistent with FASB Statement No. 123, the Company's net loss would have been increased to the following pro forma amounts:



                                           1996               1995


       Net loss       As reported      $(1,575,859)       $(1,648,682)
                      Pro forma        $(1,644,687)       $(1,674,068)

       Net loss per   As reported        $(0.10)            $(0.12)
        common share  Pro forma          $(0.10)            $(0.13)

       Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

       A summary of the status of the Company stock option plan at December 31, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:

                                          1996                            1995
                                 -------------------------       --------------------------
                                  Shares         Wtd avg ex         Shares        Wtd avg ex
                                                  price (2)                         price
       Outstanding beginning
         of year                  2,204,879    Cdn. $ 1.39          1,434,300   Cdn. $1.79
       Granted (1)                  118,000    Cdn. $ 0.55            839,109   Cdn. $0.76
       Exercised                       (100)   Cdn. $ 0.60                ---      ---
       Canceled                     (68,182)   Cdn. $ 0.88            (68,530)  Cdn. $2.09
       Outstanding at end of      ----------                        ---------
         year                      2,254,597   Cdn. $1.36           2,204,879   Cdn. $1.39
       Exercisable at end of year  1,965,086                        1,210,797
       Weighted average fair
         value of options granted Cdn. $0.22                        Cdn. $0.36

       (1) In 1996, includes 100,000 options issued to a consultant with a fair value of $0.26 per option excluded from pro forma net loss and pro forma net loss per common share.

       (2) The US$ equivalent of Canadian $1.00 at December 31, 1996 was approximately $0.7329.

      There are 745,303 options available for grant under the plan at December 31, 1996.

                                             F.12

                                              GLYKO BIOMEDICAL LTD.
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free weighted average interest rates of 5.3 and 5.8 percent; expected dividend yield of zero percent; expected life of 4 years for the Plans' options; expected volatility of 87 percent.

9.     Related Party Transactions

       The Company has entered into certain transactions with its stockholders since its inception. These transactions include the purchase of supplies and equipment and rental of the Company's facilities. Total costs of these transactions for the years ended December 31, 1996 and 1995 were approximately $274,284 and, $260,232, respectively. By agreement with its stockholder the Company has deferred payments on certain facilities charges. Deferred facilities charges were $269,718 at December 31, 1996 and $166,535 at December 31, 1995.

   10.    Subsequent Events

      On February 17, 1997, the Company entered into a diagnostic distribution agreement which generated a one-time fee of $250,000 received on February 21, 1997. This agreement will increase the sales territory of the Company's products.

      On March 21, 1997, the Company closed a $2.0 million (Canadian) financing to fund the start-up of BioMarin Pharmaceutical, Inc. which was formed to develop the Company's pharmaceutical products. As a result of this financing, the Company issued 4,000,000 units at Cdn. $0.50 per unit, each unit consisting of one common share and one common share purchase warrant. Each warrant can be exercised for one share of common stock at Cdn. $1.00 per share, expiring on March 21, 1999.



                                        F.13

                                       EXHIBIT INDEX





   Exhibit No.      Description                       Location in Form 10-KSB


      10.1          Commercial Lease Agreement between
                        Registrant and Douglas Kaye
                           dated December 23, 1996           Page 33

      27.1          Financial Data Schedules at
                         December 31, 1996

                        CONFIDENTIAL TREATMENT REQUESTED

                      COMMERCIAL LEASE AND DEPOSIT RECEIPT
RECEIVED FROM Glyko, Inc., A California Corporation, hereinafter referred to as LESSEE, the sum of $XXX (XXX dollars), evidenced by a check, as a deposit which shall belong to Lessor and shall be applied as follows: Rent for the period from 2/1/97 to 2/28/97 $XXX, Security deposit (not applicable toward last month's rent) $XXX. TOTAL RECEIVED $XXX. In the event this Lessee is not accepted by the Lessor within 5 days, the total deposit received will be refunded. Lessee offers to lease from Lessor the premises situated in he City of Novato, County of Marin, State of CA, described as 11 Pimental Ct. (XXX sf office) and 13 Pimental Ct. (XXX sf whse.) upon the following terms and conditions: TERM: The term will commence on February 1, 1997, and end on March 31, 2000. RENT: The XXX rent will be $XXX, payable as follows: XXX. All rents will be paid to Lessor, or his/her agent, at the following address: XXX, or at such other places as may be designated by Lessor from time to time. In the event rent is not paid within 10 days after due date, Lessee agrees to pay a late charge of $XXX plus interest at XXX% per annum on the delinquent amount. Lessee further agrees to pay $XXX for each dishonored bank check. The late charge period is not a grace period, and Lessor is entitled to make written demand for any rent if not paid when due.
USE: The premises are to be used for the operation of Biomedical Laboratory and associated office use, and for no other purpose, without prior written consent of Lessor. Lessee will not commit any waste upon the premises, or any nuisance or act which may disturb the quiet enjoyment of any tenant in the building. USES
PROHIBITED: Lessee will not use any portion of the premises for purposes other than those specified. No use will be made or permitted to be made upon the premises, nor acts done, which will increase the existing rate of insurance upon the property, or cause cancellation of insurance policies covering the property. Lessee will not conduct or permit any sale by auction on the premises. ASSIGNMENT AND SUBLETTING: Lessee will not assign this Lease or sublet any portion of the premises without prior written consent of the Lessor, which will not be unreasonably withheld. Any such assignment or subletting without consent will be void and, at the option of the Lessor, will terminate this Lease. ORDINANCES AND STATUTES: Lessee will comply with all statutes, ordinances, and requirements of all municipal, state and federal authorities now in force, or which may later be in force, regarding the use of the premises. The commencement or pendency of any state or federal court abatement proceeding affecting the use of the premises will, at the option of the lessor, be deemed a breach of the Lease. MAINTENANCE, REPAIRS, ALTERATIONS: Unless otherwise indicated, Lessee acknowledges that the premises are in good order and repair. Lessee shall, at his/her own expense, maintain the premises in a good and safe condition, including plate glass, electrical wiring, plumbing and heating and air conditioning installations, and any other system or equipment. The premises will be surrendered, at termination of the Lease, in as good condition as received, normal wear and tear excepted. Lessee will be responsible for all repairs required, except the following which will be maintained by Lessor: roof, exterior walls, structural foundations (including any retrofitting required by governmental authorities) and: Parking lot and driveways. Lessor will also maintain in good condition the landscaping subject to 100% reimbursement from Lessee. No improvement or alteration of the premises will be made without the prior written consent of the Lessor. Prior the commencement of any substantial repair, improvement, or alteration, Lessee will give lessor at least two (2) days written notice in order that Lessor may post appropriate notices to avoid any liability for liens. ENTRY AND INSPECTION: Lessee will permit Lessor or Lessor's agents to enter the premises at reasonable times and upon reasonable notice for the purpose of inspecting the premises, and will permit Lessor, at any time within sixty (60) days prior to the expiration of the Lease, to place upon the premises any usual "For Lease" signs, and permit persons desiring to lease the premises to inspect the premises at reasonable times. INDEMNIFICATION OF LESSOR: Lessor will not be liable for any damage or injury to Lessee, or any other person, or to any property, occurring on the premises. Lessee agrees to hold Lessor harmless from any claims for damages arising out of Lessee's use of the premises, and to indemnify Lessor for any expense incurred by lessor in defending any such claims. POSSESSION: If Lessor is unable to deliver possession of the premises at the commencement date set forth above, Lessor will not be liable for any damage caused by the delay, nor will this Lease be void or voidable, but Lessee will not be liable for any rent until possession is delivered. Lessee may terminate this Lease if possession is not delivered within 30 days of the commencement term in item 1. LESSEE'S INSURANCE: Lessee, at his/her expense will maintain plate glass, public liability, and property damage insurance insuring Lessee and lessor with minimum coverage as follows: XXX. Lessee will provide Lessor with a Certificate of Insurance showing Lessor as additional insured. The policy will require ten (10) day's written notice to Lessor prior to cancellation or material change of coverage. LESSOR'S INSURANCE:
Lessor will maintain hazard insurance covering one hundred percent (100%) actual cash value of the improvements throughout the Lease term. Lessor's insurance will not insure Lessee's personal property, leasehold improvements, or trade fixtures. SUBROGATION: To the maximum extent permitted by insurance policies which may be owned by the parties, Lessor and Lessee waive any and all rights of subrogation which might otherwise exist. UTILITIES: Lessee agrees that he/she will be responsible for the payment of all utilities, including water, gas, electricity, heat and other services delivered to the premises. SIGNS: Lessee will not place, maintain, nor permit any sign or awning on any exterior door, wall, or window of the premises without the express written consent of Lessor, which will not be unreasonably withheld. ABANDONMENT OF PREMISES: Lessee will not vacate or abandon the premises at any time during the term of this Lease. If Lessee does abandon or vacate the premises, or is dispossessed by process of law, or otherwise, any personal property belonging to Lessee left on the premises will be deemed to be abandoned, at the option of Lessor. CONDEMNATION:
If any part of the premises is condemned for public use, and a part remains which is susceptible of occupation by Lessee, this Lease will, as to the part taken, terminate as of the date the condemnor acquires possession. Lessee will be required to pay such

                           CONFIDENTIAL TREATMENT REQUESTED
 proportion of the rent for the remaining term as the value of the premises remaining bears to the total value of the premises at the date of condemnation; provided, however, that Lessor may at his/her option, terminate this Lease as of the date the condemnor acquires possession. In the event that the premises are condemned in whole, or the remainder is not susceptible for use by the Lessee, this Lease will terminate upon the date which the Lessee will be entitled to retain any amount awarded to him/her for his/her trade fixtures or moving expenses. TRADE FIXTURES: Any and all improvements made to the premises during the term will belong to the Lessor, except trade fixtures of the Lessee. Lessee may, upon termination, remove all his/her trade fixtures, but will pay for all costs necessary to repair any damage to the premises occasioned by the removal. DESTRUCTION OF PREMISES: In the event of a partial destruction of the premises during the term, from any cause, Lessor will promptly repair the premises, provided that such repairs can be reasonably made within sixty (60) days. Such partial destruction will not terminate this Lease, except that Lessee will be entitled to a proportionate reduction of rent while such repairs are being made, based upon the extent to which the making of such repairs interferes with the business of Lessee on the premises. If the repairs cannot be made within sixty
(60) days, This Lease may be terminated at the option of either party by giving written notice to the other party within the sixty (60) day period. HAZARDOUS
MATERIALS: Lessee will not use, store, or dispose of any hazardous substances upon the premises, except the use and storage of such substances that are customarily used in Lessee's business, and are in compliance with all environmental laws. Hazardous substances means any hazardous waste, substance or toxic materials regulated under any environmental laws or regulations applicable to the property. Lessee will be responsible for the cost of removal of any toxic contamination cased by lessee's use of the premises. INSOLVENCY: The appointment of a receiver, an assignment for the benefits of creditors, or the filing of a petition in bankruptcy by or against Lessee, will constitute a breach of the Lease by Lessee. DEFAULT: In the event of any breach of this Lease by Lessee, Lessor may, at his/her option, terminate the Lease and recover from Lessee: (a) the worth at the time of award of the unpaid rent which had been earned at the time of termination; (b) the worth at the time of award of the amount by which the unpaid rent which would have been earned after termination until the time of the award exceeds the amount of such rental loss that the Lessee proves could have been reasonably avoided: (C) the worth at the time of the award of the amount by which the unpaid rent for the balance of the term after the time of award exceeds the amount of such rental loss that the Lessee proves could be reasonably avoided: and (d) any other amount necessary to compensate Lessor for all the detriment proximately caused by the Lessee's failure to perform his/her obligations under the Lease or which in the ordinary course of things would be likely to result therefrom.
         Lessor may, in the alternative, continue this Lease in effect, as long as Lessor does not terminate Lessee's right to possession, and Lessor may enforce all of Lessor's rights and remedies under the Lease, including the right to recover the rent as it becomes due under the Lease. If said breach of Lease continues, Lessor may, at any time thereafter, elect to terminate the Lease.
         These provisions will not limit any other rights or remedies which Lessor may have.
SECURITY: The security deposit will secure the performance of the Lessee's obligations. Lessor may, but will not be obligated to, apply all or portions of the deposit on account of Lessee's obligations. Any balance remaining upon termination will be returned to Lessee. Lessee will not have the right to apply the security deposit in payment of the last month's rent. DEPOSIT REFUNDS: The balance of all deposits will be refunded within three weeks (or as otherwise required by law), from date possession is delivered to lessor or his/her authorized agent, together with a statement showing any charges made against the deposits by Lessor. ATTORNEY FEES: In any action or proceeding involving a dispute between Lessor and Lessee arising out of the Lease, the prevailing party will be entitled to reasonable attorney fees.
WAIVER: No failure of Lessor to enforce any term of the Lease will be deemed to be a waiver. NOTICES: Any notice which either party may or is required to give, will be given by mailing the notice, postage prepaid, to Lessee at the premises, or to Lessor at the address shown in Item 2, or at such other places as may be designated in writing by the parties from time to time. Notice will be effective five days after mailing, or on personal delivery, or when receipt is acknowledged in writing. HOLDING OVER: Any holding over after the expiration of this Lease, with the consent of the Owner, will be a month-to-month tenancy at a monthly rent of $XXX, payable in advance and otherwise subject to the terms of this Lease, as applicable, until either party will terminate the tenancy by giving the other party thirty (30) days written notice. TIME: Time is of the essence of the Lease. HEIRS, ASSIGNS, SUCCESSORS: This Lease is binding upon and inures to the benefit of the heirs, assigns, and successors of the parties. TAX
INCREASE: In the event there is any increase during any year of the term of the Lease in real estate taxes over and above the amount of such taxes assessed for the tax year during which the term of the Lease commences, Lessee will pay to Lessor an amount equal to 100% of the increase in taxes upon the land and building in which the leased premises are situated. In the event that such taxes are assessed for a tax year extending beyond the term of the Lease, the obligation of Lessee will be prorated. Lessee will not be responsible for any tax increase occasioned solely by a sale or transfer of the premises by Lessor. COST OF LIVING INCREASE: The rent provided for in Item 2 will bi adjusted effective upon the first day of the month immediately following the expiration of 12 months from date of commencement of the term, and upon the expiration of each 12 months thereafter, in accordance with changes in the U.S. Consumer Price Index for All Urban Consumers (1982-84=100) ("CPI"). The monthly rent will be increased to an amount equal to the monthly rent set forth in Item 2, multiplied by a fraction the numerator of which is the CPI for the second calendar month immediately preceding the adjustment date, and the denominator or which is the CPA for the second calendar month preceding the commencement of the Lease term; provided, however, that the monthly rent will not be less than the amount set forth in Item 2. AMERICANS WITH DISABILITIES ACT: The parties are alerted to the existence of the Americans With Disabilities Act, which may require costly structural modifications. The parties are advised to consult with a professional familiar with the requirements of the Act. LESSOR'S LIABILITY: In the event of a transfer of Lessor's title or interest to the property during the term of the Lease, Lessee agrees that the grantee of such title or interest will be substituted as the Lessor under this Lease, and the original Lessor will be released of all further liability; provided, that all deposits will be transferred to the grantee.

                    CONFIDENTIAL TREATMENT REQUESTED

ESTOPPEL CERTIFICATE:
         (a) On ten (10) days prior written notice from Lessor, Lessee will execute, acknowledge, and deliver to Lessor a statement in writing: (1) certifying that this Lease is unmodified and in full force and effect (or, if modified, stating the nature of such modification and certifying that this Lease, as so modified, is in full force and effect), the amount of any security deposit, and the date to which the rent and other charges are paid in advance, if any; and (2) acknowledging that there are not, to Lessee's knowledge, any uncured defaults on the part of Lessor, or specifying such defaults if any are claimed. Any such statement may be conclusively relied upon by any prospective buyer or encumbrancer of the premises.
         (b) At Lessor's option, Lessee's failure to deliver such statement within such time will be a material breach of this Lease or will be conclusive upon Lessee; (1) that this Lease is in full force and effect, without modification except as may be represented by Lessor; (2) that there are no uncured defaults in Lessor's performance; and (3) that not more than one month's rent has been paid in advance.
         (c) If Lessor desires to finance, refinance, or sell the premises, or any part therof, Lessee agrees to deliver to any lender or buyer designated by Lessor such financial statements of Lessee as may be reasonably required by such lender or buyer. All financial statements will be received by the Lessor or the lender or buyer in confidence and will be used only for the purposes set forth.
ENTIRE AGREEMENT: The foregoing constitutes the entire agreement between the parties and may be modified only in writing signed by all parties. The following exhibits are a part of this Lease:
         Addendum to Lease
         Brokerage Disclosures

LESSEE:  GLYKO, INC., A California Corporation
By:               XXX
Its:              XXX
Date:             12/23/96

LESSOR:  XXX
By:               XXX
Date:             12/23/96

                        CONFIDENTIAL TREATMENT REQUESTED

                                ADDENDUM TO LEASE
                                  BY & BETWEEN
                                       XXX
                                       AND
                               GLYKO, INC., LESSEE
                            DATED: DECEMBER 20, 1996

1.    Heating, Ventilating and Air Conditioning (HVAC)
     Pursuant to section 7 of the lease Lessee shall be responsible to maintain and repair the HVAC system in the Premises pursuant to manufacturer's recommended maintenance schedule. In the event the HVAC compressors or exchangers need to be repaired or replaced not due to Lessee's lack of regularly scheduled HVAC maintenance, as described herein, Lessor shall be responsible to repair or replace the compressors or exchangers at Lessor's sole cost and expense. In the event the HVAC compressors or exchangers need to be repaired or replaced and Lessee has not been maintaining or repairing the HVAC system as described herein, or Lessee has modified the HVAC system without Lessor's consent, Lessee shall be solely responsible to repair or replace the compressors or exchangers as required, at Lessee's sole cost and expense.

     Upon the commencement date of this lease, Lessor represents to Lessee that the building systems, including the HVAC, electrical, plumbing, lighting, and structural elements of the building, are in good condition and repair.

     Additionally, Lessor shall repair the warehouse roof on or before the lease commencement date at Lessor's sole cost and expense.

2.   Letter of Credit
     This lease agreement is absolutely subject to the Lessee providing the Lessor within 15 days of lease execution, a Letter of Credit in the amount of XXX naming the lessor beneficiary of the Letter of Credit if Lessee defaults under the terms and conditions of this lease agreement. So long that Lessee has not been in default under any of the terms and conditions of the lease the Letter of Credit will be reduced to XXX at the end of the second year of the lease term. The Letter of Credit shall expire upon the expiration of the lease term so long as Lessee has not been in default under the terms and conditions of this lease.

     Upon execution of this lease agreement, Lessee shall deposit with Lessor a Security Deposit of XXX. Upon issuance of Letter of Credit, Lessor shall return the Security deposit to Lessee.

3.    Trailer
     Lessee shall have the right to park a 10" x 20" trailer at the rear of the parking lot fo storage of non-hazardous materials subject to the following:
     The trailer shall conform with all codes and regulations, shall be a mobile trailer not attached to the Premises and Lessee shall be responsible for any taxes, fees or fines relating to Lessee's use and occupancy of the trailer.

4.    Consumer Price Index
     Pursuant to section 32 of the lease agreement in no event shall the annual Consumer Price Index rental adjustment exceed 5% per adjustment period.

5.    Access to Premises
     Upon execution of this lease Lessee shall have access to the Premises for inspecting the Premises with its contractor, and for installing its telephone and computer system, and for construction of tenant improvements in warehouse only.

6.    Subleases
     Lessee shall have the right, and Lessor consents hereto, to sublease a portion of the Premises to XXX.

7.    Free Rent
     So long as Lessee is not in default of any obligation of this lease, Lessee shall have the socond (2nd) and thirteenth (13th) months of the lease term rent free.


LESSOR:  XXX                LESSEE:  GLYKO, INC., A CALIFORNIA CORPORATION


BY:     XXX                                BY:               XXX

                                           ITS:              XXX

DATE:   12/23/96                           DATE:             12/23/96

                        CONFIDENTIAL TREATMENT REQUESTED


PROPERTY:         11 & 13 Pimental Court, Novato, CA

HAZARDOUS MATERIALS WARNING: Current and future federal, state and local laws and regulations may require the clean-up of such toxic, hazardous or undesirable materials at the expense of those persons who in the past, present or future have had any interest in the Property including, but not limited to, current, past and future owners and users of the Property. Lessor and Lessee are advised to consult with independent legal counsel of their choice or other expers, to determine their potential liability.

AMERICANS WITH DISABILITIES ACT: On July 26, 1991, the federal legislation known as the Americans with Disabilities Act (ADA) was signed into law. The purpose of the ADA is to integrate persons with disabilities into the economic and social mainstream of American life. Title III of the ADA applies to landlords and tenants of "places of public accommodation" and "commercial facilities," and requires that places of public accommodation undertake "readily achievable" removal of communication and access barriers to the disables. This requirement of Title III of the ADA is effective January 26, 1992. Lessor and Lessee should seek expert advice regarding the implications of the Act as it affects this agreement.

LIABILITY RELEASE: XXX , and its salespeople in this transaction have no expertise regarding hazardous materials or the Americans with Disabilities Act. Lessor and Lessee agree that they shall indemnify and hold XXX and its salespeople harmless from any claim, liability, or expense regarding hazardous materials or the ADA.

BROKER REPRESENTATION: XXX is the real estate broker for the Lessor and the Lessee, and both parties consent hereto.

LESSOR:  XXX                                LESSEE:  Glyko, Inc.
                                                     By:               XXX
                                                     Title:            XXX
Date:             12/23/96                  Date:             12/23/96