Form 10QSB
period 1997-03-31
GLYKO BIOMEDICAL LTD
filed 1997-05-15
CIK 908401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,523,044 common shares outstanding as of April 30, 1997.

                              GLYKO BIOMEDICAL LTD.
                                TABLE OF CONTENTS


                                                                      Page

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements (Unaudited).

         Consolidated Balance Sheets as of
         March 31, 1997 and December 31, 1996...........................3

         Consolidated Statements of Operations for the
         three months ended March 31, 1997 and 1996.....................4

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 1997, and 1996..........................5

         Notes to Consolidated Financial Statements.....................6

         ITEM 2.

         Management's Discussion and Analysis
         or Plan of Operation...........................................8

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings....................................13

         ITEM 2.  Changes in Securities................................13

         ITEM 3.  Defaults upon Senior Securities......................13

         ITEM 4.  Submission of Matters to a Vote of Security Holders .13

         ITEM 5.  Other Information....................................13

         ITEM 6.  Exhibits and Reports on Form 8-K.....................13

Signatures ............................................................14

                                                 PART I.


ITEM 1.  Financial Statements


                                     GLYKO BIOMEDICAL LTD.
                                  CONSOLIDATED BALANCE SHEETS
                                  (unaudited, in U.S. dollars)


                                             March 31,                December 31,
                                                1997                      1996
                                      ---------------------     ----------------------
Assets
Current assets:
   Cash                                $           708,455       $          210,992
   Trade receivables                               143,148                  156,176
   Inventories                                      74,677                   68,452
   Other current assets                             33,250                   26,025
                                      ---------------------     ----------------------
      Total current assets                         959,530                  461,645
Property, plant and equipment, net                 157,111                  108,045
Other assets                                         2,206                    2,200
                                      ---------------------     ---------------------
      Total assets                      $        1,118,847        $         571,890
                                      =====================     ======================

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Accounts payable                     $           77,905        $         174,732
   Accrued liabilities                             148,705                  204,504
   Deferred rent and related costs                 304,669                  269,718
   Payable to stockholder                          217,607                  219,811
                                      ---------------------     ----------------------
      Total current liabilities                    748,886                  868,765

                                      ---------------------     ----------------------
      Total liabilities                            748,886                  868,765

Stockholders' equity (deficit):
   Common stock, no par value, unlimited shares
      authorized, 21,523,044 shares issued and
      outstanding (17,243,044 in 1996)          13,131,250               12,203,065
   Common stock warrants                           929,585                  433,897
   Accumulated deficit                         (13,690,874)             (12,933,837)
                                        ---------------------     ----------------------
      Total stockholders' equity (deficit)         369,961                 (296,875)
                                        ---------------------     ----------------------
      Total liabilities and
       stockholders' equity (deficit)     $      1,118,847          $       571,890
                                        =====================     ======================


                                            See accompanying notes

                                        GLYKO BIOMEDICAL LTD.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (unaudited, in U.S. dollars)


                                             Three Months Ended March 31,
                                   ---------------------------------------------
                                               1997                1996
                                          ----------------    ---------------
Revenues:
Sales of products and services             $     241,154      $      404,951
Other revenues                                   250,020              38,090
                                          ----------------    ---------------
       Total revenues:                           491,174             443,041

Expenses:
     Cost of products and services                98,151             146,630
     Research and development                    844,770             277,421
     Selling, general and administrative         314,455             375,242
                                          ----------------    ---------------
                                               1,257,376             799,293
                                          ----------------    ---------------
Loss from operations                            (766,202)           (356,252)
Interest income                                    1,923               3,645
Other income                                       7,254               3,788
                                          ----------------    ---------------
Net loss                                    $   (757,025)      $    (348,819)
                                          ================    ===============
Net loss per common share and
     common share equivalents               $      (0.04)      $       (0.02)
                                          ================    ===============

Weighted average number of common shares
     and common share equivalents used in
     computing per share amounts              17,480,822         14,567,944
                                          ================    ===============


                              See accompanying notes

                    GLYKO BIOMEDICAL LTD.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (unaudited, in U.S. dollars)

                                                   Three months ended
                                           -------------------------------------
                                                 March 31,            March 31,
                                                    1997                 1996
                                            ----------------    ----------------
Cash flows from operating activities:
   Net loss                                   $    (757,025)      $    (348,819)

   Adjustments to reconcile net loss to
     net cash used in operating activities:
   Depreciation and amortization                     14,685              17,332
   Change in assets and liabilities:
      Trade receivables                              13,028             121,758
      Inventories                                    (6,225)            (11,695)
      Other current assets                           (7,231)             (5,794)
      Accounts payable                              (96,827)              8,136
      Accrued liabilities                           (55,799)            (56,147)
      Deferred revenue                                   -              (99,161)
      Deferred rent and related costs                34,951              48,571
                                            ----------------    ----------------
   Total adjustments                               (103,418)             23,000
                                            ----------------    ----------------
      Net cash used in operating activities        (860,443)           (325,819)

Cash flows from investing activities:
   Capital expenditures                             (62,487)             (2,708)
                                            ----------------    ----------------
      Net cash used in investing activities         (62,487)             (2,708)

Cash flows from financing activities:
   Repayments on capital lease obligation                -               (5,112)
   Issuance of 4,000,000 shares common stock      1,014,566                -
   Issuance of 4,000,000 common stock warrants      434,814                -
   Offering costs                                   (28,987)               -
                                            ----------------    ----------------
      Net cash provided by (used in)
       financing activities                       1,420,393              (5,112)

                                            ----------------    ----------------
Net increase (decrease) in cash                     497,463            (333,639)
Cash and cash equivalents, beginning of period      210,992             620,720
                                            ----------------    ----------------
Cash and cash equivalents, end of period      $     708,455       $     287,081
                                            ================    ================


                                     See accompanying notes

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

     Basis of Presentation
     The accompanying consolidated financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars. The consolidated financial statements include the accounts of the Company and its subsidiaries, Glyko, Inc. and BioMarin Pharmaceutical, Inc. All significant intercompany accounts and transactions have been eliminated. The balance sheets as of March 31, 1997 and 1996 and the related statements of operations and cash flows for the periods ended March 31, 1997 and 1996 are unaudited but have been prepared on substantially the same basis as the annual audited financial statements. Certain reclassifications have been made to the consolidated financial statements in the prior periods to conform to classifications used in the current period. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for those periods presented. The unaudited results for the periods ended March 31, 1997 and 1996 are not necessarily indicative of results to be expected for the entire year.

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

     The accompanying financial statements should be read in conjunction with the Company's annual report on form 10-KSB for the fiscal year ended December 31, 1996.

     Product Sales
     The Company recognizes product revenues and related cost of sales upon shipment of products. Service revenues are recognized upon completion of services as evidenced by the transmission of reports to customers. Other revenues, principally licensing and distribution fees, are recognized upon completion of applicable contractual obligations.

     Loss per Common Share and Common Share Equivalents
     Loss per common share and common share equivalents is computed using the weighted average number of common shares outstanding during each period presented.

     In 1997, the Company will report its loss per common share and common share
     equivalents   based  upon  the  recently  issued   Statement  of  Financial
     Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share". The pro forma effect of this accounting change on the quarter ended March 31 is:
                                                         1997           1996
            Primary EPS as reported                    $ (0.04)      $ (0.02)
            Pro forma effect of SFAS No. 128              0.00          0.00
                                                       -------       -------
            Basic EPS pro forma                        $ (0.04)      $ (0.02)
                                                       =======       =======

            Fully Diluted EPS as reported              $ (0.04)      $ (0.02)
            Pro forma effect of SFAS No. 128              0.00          0.00
                                                       -------       -------
            Diluted EPS pro forma                      $ (0.04)      $ (0.02)
                                                       =======       =======

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.   Termination of Millipore Marketing Agreement
     Through 1993 and the first quarter of 1994 the Company sold its products directly and through sales to Millipore Corporation, ("Millipore") for resale. During this time Millipore held marketing rights to Glyko products under the terms of a distribution agreement between Millipore and the Company. Late in 1993 Millipore announced their intention to exit the bioscience business and in April 1994 Millipore and the Company agreed to terminate their distribution agreement. Millipore has granted the Company all marketing rights to Glyko analytic products and has waived its option to purchase the Company's analytic business. In turn, Millipore will receive 500,000 shares of Glyko Biomedical Ltd. common stock, subject to Canadian regulatory approval. In the third quarter of 1994, the Company recorded a charge to operations of $219,811 for costs related to the termination of the Agreement. This amounts represents the estimated fair market value of stock to be issued as a result of the termination of the Agreement. The Toronto Stock Exchange has turned down the issuance of the 500,000 shares due to an arms-length issue and requires that an independent valuation be performed in order to reconsider the issuance of these shares. No such valuation has been performed to date.

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

     During the second quarter of 1996, the Company closed a second private equity placement offering (the Q296 Financing). Investors participating in the Q296 Financing purchased 2.5 million units each consisting of one share of common stock and one half of a two year warrant. One warrant is required to purchase one share of common stock. The units were priced at Cdn.$0.60 with an exercise price on the warrant of Cdn.$0.80. The Q296 Financing raised approximately $1.077 million. An additional 175,000 units and 250,000 warrants valued at approximately $130,000 were distributed to brokers in exchange for services rendered in connection with the Q296 Financing. The Company utilized the Black-Scholes model to value all the warrants issued in the Q296 Financing at approximately $156,000.

     On March 21, 1997, the Company closed a Cdn.$2.0 million financing (the Q197 Financing) to fund the start-up of BioMarin Pharmaceutical, Inc. which was formed to develop the Company's pharmaceutical products. As a result of this financing, the Company issued 4.0 million units at Cdn.$0.50 per unit, each unit consisting of one common share and one common share purchase warrant. Each warrant can be exercised for one share of common stock at Cdn.$1.00 per share, expiring on March 21, 1999. An additional 280,000 units and 280,000 warrants valued at approximately $131,000 were distributed to the brokers in exchange for services rendered in connection with the Q197 Financing. The Company utilized the Black-Scholes model to value all the warrants issued in the Q197 Financing at approximately $496,000.

ITEM 2.
                              GLYKO BIOMEDICAL LTD.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

Overview:

Glyko Biomedical Ltd. is a Canadian holding company that owns all of the capital stock of Glyko, Inc. and BioMarin Pharmaceutical, Inc. Glyko, Inc. and BioMarin Pharmaceutical, Inc. are operating companies based in California. The following discussion and the accompanying consolidated financial statements include the accounts of Glyko Biomedical Ltd., Glyko, Inc., and BioMarin Pharmaceutical, Inc. presented on a consolidated basis. Numerical references in the following discussion are rounded to the nearest thousand. Since its inception in October 1990, Glyko has engaged in research and development of new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. The Company has developed a line of analytic instrumentation laboratory products that include an imaging system, analysis software and chemical analysis kits. The Company is continuing to develop additional chemical kits for use with the imaging system, and is also developing a line of carbohydrate diagnostic products. In March, 1997, the Company raised Cdn.$2.0 million to fund the start-up of BioMarin Pharmaceutical, Inc. which was formed to develop the Company's pharmaceutical products. The Company has incurred a net loss in each period since its inception and expects to continue to incur losses at least through 1997. For the period from its inception to March 31, 1997, the Company has incurred cumulative losses of $13,691,000.

The Three Month Periods Ended March 31, 1997 and 1996

Revenue for the first quarter of 1997 was $491,000 and consisted primarily of sales of products and services of $241,000 and other revenues representing a distribution fee of $250,000. Sales of products and services consisted of sales of chemical analysis kits, fees for custom and contract analytical services and sales of imaging systems. Revenue for the first quarter of 1996 was $443,000 and consisted of sales of products and services of $405,000 and other revenues of $38,000. Sales of products and services consisted of sales of imaging systems, sales of chemical analysis kits, and fees for custom analytical services. The decline in product revenues in the first quarter of 1997 compared to the same period in 1996 was due principally to reduced sales volume due to the relocation of the Company's California facilities in February which caused approximately eight weeks of delays in fulfilling orders.

Cost of products and services in the first quarter of 1997 was $98,000 compared to $146,000 for the same period in 1996. Reduced sales volumes of all products was the primary reason for the decrease in cost of products and services.

Research and development expenses were $845,000 for the first quarter of 1997 compared to $277,000 for the same period in 1996. Research fees related to the development of BioMarin's pharmaceutical products were primarily responsible for the significant increase in overall expense. The Company anticipates that future BioMarin research and development expenditures will be funded by future 1997 financings for BioMarin.

Selling, general and administrative expenses were $314,000 in the first quarter of 1997, compared to $375,000 for the same period in 1996, a decrease of $61,000. The decrease is primarily due to the cut-back in staff in October 1996.
                                   8

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

During the second quarter of 1996, the Company closed a second private equity placement offering (the Q296 Financing). Investors participating in the Q296 Financing purchased 2.5 million units each consisting of one share of common stock and one half of a two year warrant. One warrant is required to purchase one share of common stock. The units were priced at Cdn.$0.60 with an exercise price on the warrant of Cdn.$0.80. The Q296 Financing raised approximately $1.077 million. An additional 175,000 units and 250,000 warrants valued at approximately $130,000 were distributed to brokers in exchange for services rendered in connection with the Q296 Financing. The Company utilized the Black-Scholes model to value all the warrants issued in the Q296 Financing at approximately $156,000.

         On March 21, 1997, the Company closed a Cdn.$2.0 million financing (the Q197 Financing) to fund the start-up of BioMarin Pharmaceutical, Inc. which was formed to develop the Company's pharmaceutical products. As a result of this financing, the Company issued 4.0 million units at Cdn.$0.50 per unit, each unit consisting of one common share and one common share purchase warrant. Each warrant can be exercised for one share of common stock at Cdn.$1.00 per share, expiring on March 21, 1999. An additional 280,000 units and 280,000 warrants valued at approximately $131,000 were distributed to the brokers in exchange for services rendered in connection with the Q197 Financing. The Company utilized the Black-Scholes model to value all the warrants issued in the Q197 Financing at approximately $496,000.

The Company's net cash position increased by $497,000 in the first quarter of 1997. Net cash proceeds of $1.420 million from the Q197 Financing were offset by cash used in operating activities of $860,000. Cash used in operating activities in the first quarter of 1997 reflected the operating loss of $757,000 plus the payment of liabilities accrued on last year's books partially offset by the collections of accounts receivable and a deferral of payments for rent and related costs. Capital expenditures for the first quarter of 1997 were relatively insignificant at $62,000.

Management believes the proceeds of the Q197 Financing and the one-time distribution agreement fee earned in the first quarter of 1997 and an OEM agreement fee earned in the second quarter of 1997 will allow the Company to maintain liquidity through the second quarter of 1997. To maintain liquidity beyond the second quarter of 1997, the Company will have to; raise additional capital, reduce expenses considerably, increase sales significantly, or realize some combination of these factors. There can be no assurance that the Company will be successful in maintaining liquidity. Management may consider selling certain assets or technology rights to raise additional capital. The Company will continue to seek additional funding through various means including but not limited to stock issuances, licensing and marketing agreements and collaborative research agreements with strategic partners. However, there can be no assurance that such agreements will be reached and that additional funding will be obtained. See "Risk Factors - Future Capital Requirements."

In 1997, management expects spending to increase due to the research and program expenses of BioMarin. It is anticipated that these expenditures will be funded by subsequent 1997 financings for BioMarin. The Company is not committed to make any significant capital expenditures.

                                  RISK FACTORS

Future Capital Requirements - Uncertainty of Future Funding

The Company believes that its available cash will allow it to fund planned operations through the second quarter of 1997. The Company's Report of
Independent Public Accountants for the year ended December 31, 1996 indicates that there is substantial doubt about the Company's ability to continue as a going concern reflecting both the necessity and the uncertainty of future funding. Such funding may come individually or collectively from stock issuances, licensing and marketing agreements or by collaborative research agreements with strategic partners. No assurance can be given that additional financing will be available or, if available, that it will be on terms acceptable to the Company or its stockholders. If adequate funding is not obtained, operations may be adversely affected. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will delay or eliminate expenditures in respect of certain products under development such as additional analytical kits and diagnostic tests in the event sufficient funding is unavailable. See "Management's Discussion or Plan of Operation - Liquidity and Capital Resources".

History of Operating Losses - Uncertainty of Future Profitability

The Company commenced its research activities in December 1990 and first recorded revenues in December 1992. While sales increased in 1994 and 1995, the Company has not yet made a net annual operating profit. There is no assurance that sales will increase in future quarters. The accumulated deficit as of March 31, 1997 was approximately $13.7 million. The Company anticipates that operating losses may continue. See "Management's Discussion and Analysis or Plan of Operation."

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

Early Stage of Diagnostic Product Development

Only one of the Company's diagnostic products has been approved for commercial sale, the Urinary Carbohydrate Analysis Kit. Potential products currently under development by the Company will require significant additional development, and some must undergo several phases of clinical testing and will likely require significant further investment prior to their final commercialization. See "Uncertainty of Regulatory Approval." Anticipated operating revenues and cash resources will not be sufficient to facilitate significant further development of diagnostic products. There can be no assurance that any of the Company's products under development, either now or in the future, will be successfully developed, prove to be effective in clinical trials, receive required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed.

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

                                    PART II.


ITEM 1.  Legal Proceedings.                                             None

ITEM 2.  Changes in Securities:                                         None

ITEM 3.  Defaults upon Senior Securities.                               None

ITEM 4.  Submission of Matters to a Vote of Security Holders            None

ITEM 5.  Other Information.                                             None

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      The following documents are filed as part of this report

         Exhibit 10.1, Toyobo Distribution Agreement
         Exhibit 27, Financial Data Schedule.


 (b)     Reports on Form 8K

         On April 3, 1997, the Company filed a Current Report on Form 8K to report the completion of a financing which was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the exemption from such requirements provided by Regulation S of the Act.

                                   SIGNATURES


                                 March 31, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Glyko Biomedical Ltd.


Date:      May 12, 1997                       By: /s/ John C. Klock
                                              ------------------------------
                                              John C. Klock, M.D.
                                              President and Chief Executive
                                              Officer
                                14

                        CONFIDENTIAL TREATMENT REQUESTED



                 INTERNATIONAL DIAGNOSTIC DISTRIBUTION AGREEMENT


         THIS AGREEMENT (the "Agreement") is made and entered into as of February 17, 1997 (the "Effective Date"), by and between Glyko, Inc., a Delaware corporation having its offices at 81 Digital Drive, Novato, CA 94949, United States ("Glyko"), and Toyobo Co. Ltd, a Japanese corporation having its offices at 2-8 Dojima Hama 2-chome. Kita-ku, Osaka 530 Japan ("Toyobo"), each individually a "Party" or collectively, the "Parties", as the case may be.

                                   WITNESSETH:

Whereas, Glyko is engaged in the research, manufacture and sale of diagnostic products, including the Products, as defined below;

Whereas, Toyobo desires to (i) be appointed as exclusive distributor for the sale of the Products in the Territory, as defined below; (ii) cooperate in reducing the logistics cost for importing the Products into the Territory from the U.S.A.; and (iii) conduct sales promotions for the expansion of the market of the Products in the Territory; and

Whereas, Glyko is willing to appoint Toyobo to such distributorship, subject to terms and conditions herein.

In consideration of the mutual covenants and conditions herein contained, and intending to be legally bound hereby, the Parties mutually agree as follows:


1.       DEFINITIONS

         1.1 "Exclusive" means there will be, at most, one distributor, i.e., Toyobo, appointed by Glyko to represent the Products in the Territory.

         1.2 "FDA" means the United States Food and Drug Administration or its successor agency.

         1.3 "Field" means the diagnosis and medical management of human disease, and excludes the fields of therapeutic pharmaceuticals and treatment of disease.

         1.4 "Net Sales" means the gross sales price invoiced by Toyobo or its affiliates or sublicensees, as a result of the sale, lease, or other transfer or disposition of a Product for value, or for internal use thereof, less normal and customary credits for returns and allowances, cash and trade discounts actually taken, sales, use excise or similar taxes, duties, insurance and freight and other shipping expenses, to the extent that such items are separately stated on Toyobo's invoices to purchasers.

                         CONFIDENTIAL TREATMENT REQUESTED

         1.5 "Products" mean any current and, subject to Article 3, any future FDA approved product developed by Glyko for use in the Field (as defined below) including, but not limited to, FACE(R) (fluorophore-assisted carbohydrate electrophoresis) diagnostic products for the analysis of carbohydrates, which include: the FACE Imager, including FACE Software; FACE Diagnostic Kits, including those for capillary electrophoresis; individual reagent packs, standards, controls, precast gels, columns and buffers; enzymes; and diagnostic services. For purposes of this Agreement, Glyko's Urinary Carbohydrate Analysis kit for Lysosomal Storage Diseases, approved by the FDA on November 8, 1995 (the "Urinary Carbohydrate Analysis Kit"), shall not be considered a current Product of Glyko unless and until Toyobo exercises its rights and performs its obligations in accordance with the terms of Article 3 below. Glyko's current Products and Product prices are attached hereto as Exhibit A.

         1.6 "Territory" means the country of Japan, and includes all purchasers whose principal place of business or corporate headquarters is located in Japan.


2.       APPOINTMENT OF DISTRIBUTOR

         2.1 Appointment. Subject to the terms and conditions herein, Glyko hereby appoints Toyobo as the Exclusive distributor for the distribution and sale of the Products within the Field in the Territory during the term of this Agreement, and Toyobo hereby accepts such appointment. Toyobo shall use its best efforts to promote and sell the Products to the maximum number customers within the Territory.

         2.2      Limitations.

                  2.2.1 Activities Outside of the Territory. Toyobo shall not solicit orders or pursue leads for any Product from any prospective purchaser with a principal place of business or corporate headquarters located outside of the Territory. If Toyobo receives an order or lead for any Product from a prospective purchaser having a principal place of business or corporate headquarters located outside the Territory, Toyobo shall immediately notify Glyko thereof, and Toyobo shall not accept any such orders. Toyobo shall not deliver or tender (or cause to be delivered or tendered) any Product outside of the Territory. Toyobo shall not sell any Product to a purchaser if it knows or has reason to believe that such purchaser intends to remove that Product from the Territory, and Toyobo shall not, without the prior written consent of Glyko, sell, market or distribute any version of any Product other than the version Glyko shall designate from time to time as its most current version.

                       CONFIDENTIAL TREATMENT REQUESTED

                  2.2.2 Non-Competition. Toyobo warrants to Glyko that it does not currently distribute, promote, or sell any lines or products that compete with the Products. During the term hereof, Toyobo agrees that it shall not represent, distribute, promote, sell or attempt to engage in any of the foregoing activities in respect of any line or product that, in Glyko's judgment, competes with the Products which Toyobo distributes under this Agreement. In order to avoid prospective competition and duplicate developments between the Products and Toyobo's products in the diagnosis field, Glyko and Toyobo will periodically disclose to each other their respective development plans and candidate items in the diagnostics field.

3.       RIGHT-OF-FIRST-REFUSAL

         3.1 Grant. Glyko hereby grants to Toyobo an exclusive right-of-first-refusal to distribute and sell in the Field in the Territory (i) any Products developed by Glyko and the marketing of which is approved by the FDA after the Effective Date, and (ii) the Urinary Carbohydrate Analysis Kit. To the extent it has the right to do so, this right-of-first-refusal also applies to any Products which may be in-licensed by Glyko or OEM manufactured by others for Glyko.

         3.2 Payment. In exchange for the exclusive right-of-first-refusal granted to Toyobo pursuant to Section 3.1, Toyobo hereby agrees to pay to Glyko XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX. Such payment shall be made to Glyko within thirty (30) days of the Effective Date of this Agreement, in accordance with Section 4.8.

         3.3      Exercise of Right-of-First-Refusal.

                  3.3.1 Future Products. Within ninety (90) days of the date Glyko makes a submission to the FDA requesting regulatory approval of a Product developed by Glyko after the Effective Date, it will so notify Toyobo, and such notice will include a technical description and relevant information of the Product. In the event Toyobo desires to exercise its right-of-first-refusal with respect to such Product, Toyobo shall so notify Glyko within ninety (90) days of the date it receives sufficient information on the Product, including the documents submitted to the FDA by Glyko required for it to make a decision for exercising the right-of-first refusal. In consideration of its exercise of its right-of-first-refusal in respect of any such Product, Toyobo agrees to pay to Glyko XXXXXXXXXXXXXXXXXXXXX within thirty (30) days of the date Glyko receives FDA approval therefor, or within ninety (90) days after Toyobo receives from Glyko enough information on the Product, including the documents submitted to the FDA by Glyko, for it to make a decision for exercising its right-of first refusal, whichever comes later. In further consideration of the rights granted herein to Toyobo in respect of Products developed by Glyko which receive regulatory approval after the Effective Date, Toyobo agrees to pay Glyko XXXXXXXXXXXXXXXXXXXXX in respect of any Product for which it has exercised its right-of-first-refusal (i)within thirty (30) days of the date the Product receives regulatory approval (Shohnin) in Japan or (ii) on an installment basis to be mutually agreed upon by the Parties. It is understood between the Parties that once Toyobo has made the payment under this Section as to a Product, Toyobo shall not be obliged to make such payment to Glyko as to the revised or upgraded version of the Product developed by or for Glyko.

                           CONFIDENTIAL TREATMENT REQUESTED

                           3.3.2    Urinary Carbohydrate  Analysis Kit. With
respect to the Urinary  Carbohydrate  Analysis Kit, Toyobo shall  have  thirty
(30)  days  from  the   Effective   Date  to  exercise  its
right-of-first-refusal. In the event Toyobo elects to exercise such right in respect of the Urinary Carbohydrate Analysis Kit, it shall so notify Glyko by facsimile transmission within such thirty (30) day period, and concurrently with provision of such notice, Toyobo shall pay to Glyko XXXXXXXXXXXXXXXXXXX. In addition, Toyobo agrees to pay to Glyko XXXXXXXXXXXXXXXXXXXXXXXXXXX within thirty (30) days of the date the Urinary Carbohydrate Analysis Kit receives Japanese regulatory approval (Shohnin).

         3.4 Glyko's Support for Obtaining Japanese Regulatory Approvals. In the event that Toyobo exercises its right-of-first refusal with respect to any Products developed by Glyko after the Effective Date and specifically including the Urinary Carbohydrate Analysis Kit, Glyko shall make its best efforts to support Toyobo to obtain Japanese regulatory approvals (Shohnin) for such Products.

         3.5 No Exercise In the event Toyobo does not timely exercise its right-of-first-refusal in respect to any Product or make any payment due as a result of such exercise, Glyko shall be free to itself distribute and sell, or grant to one or more third parties the right to distribute, sell, and engage in any other activity relating thereto, any such Product, provided that the terms offered to a third party inside of the Field in the Territory are not more favorable than those offered to Toyobo under Sections 3.3.1 or 3.3.2 of this Agreement.

         3.6 Cap. During the term of this Agreement and any extension hereof, Toyobo shall have no obligation to make any payment pursuant to Section 3.3 in the event it has paid to Glyko during the initial term of this Agreement XXXXXXXXXXXXXXXXXX with respect to exercising its rights under Section 3.2 and
3.3 to distribute Products approved for sale in the Field in the Territory after the Effective Date.

                     CONFIDENTIAL TREATMENT REQUESTED

         3.7 Consideration for Payment The Parties agree and confirm that the payments by Toyobo to Glyko under Sections 3.2 and 3.3 hereof are in consideration of the appointment of Toyobo as the Exclusive distributor for the distribution and sale of the Products within the Field in the Territory and the right-of-first-refusal regarding the future Products, and such payments are not related to Glyko's patents, know-how, trademarks, tradenames or other intellectual property rights.

          4.      PRICES AND PAYMENT

         4.1 Purchase Orders. During the term hereof, Toyobo shall order products from Glyko by submitting a written purchase order identifying: the Products ordered by catalog number and quantity; the requested delivery date(s); and any export/import information required to enable Glyko to fill the order. All purchase orders for Products are subject to acceptance by Glyko. Glyko shall have no liability to Toyobo with respect to purchase orders which are not accepted; provided, however, that Glyko will not unreasonably reject any purchase order for Products which do not require any modification or addition in order to meet the specifications of Toyobo or their customers, and which corresponds to quantities of Products forecast by Toyobo in accordance with
Section 4.2.

         4.2 Forecasts. To facilitate Glyko's production scheduling, within five
(5) days of the beginning of each calendar month during the term hereof, Toyobo shall provide Glyko in writing with a rolling forecast of Toyobo's anticipated monthly requirements of Products for the following six (6) month period commencing on the date of such forecast. Toyobo agrees to use reasonable efforts to make each such forecast as accurate as possible.

         4.3 Product Prices. Toyobo's net price for Glyko-manufactured Products shall be determined by applying XXXXXXXXXXXXXXXXXXXXXX to Glyko's U.S. published list prices then in effect. Toyobo's net price for Products not manufactured by Glyko shall be determined XXXXXXXXXXXXXXXXXXXXXXXXXXXXXX. Glyko may from time to time change its prices for Products by giving Toyobo written notice at least ninety (90) days prior to any such change; provided, however, that no price change shall affect Products ordered pursuant to purchase orders already accepted by Glyko prior to the date a price change of a Product becomes effective.

         4.4      Resale Pricing. XXXXXXXXXXXXXXXXXXXXXXXXXXXX.



         4.5 Cancellation, Rescheduling, and Returns. Purchase orders placed by Toyobo and accepted by Glyko shall not be canceled or rescheduled unless mutually agreed upon by both Parties, except purchase orders may be canceled by Toyobo if Products are not shipped within thirty (30) days of the delivery date requested in the corresponding purchase order. No Product may be returned for any reason without first obtaining Glyko's prior written consent.

                        CONFIDENTIAL TREATMENT REQUESTED

         4.6 Compliance with Laws. The ultimate shipment of Products to Toyobo shall be subject to the right and ability of Glyko to make such sales, and obtain required licenses and permits, under all decrees, statutes, rules and regulations of the government of the United States and agencies or instrumentalities thereof presently in effect or which may be in effect hereafter. Any purchase order which has been accepted by Glyko but which cannot be fulfilled due to any such decree, statute, rule, or regulation shall be considered to have been rejected when submitted to Glyko for acceptance or rejection. Toyobo hereby agrees: (i) to assist Glyko in obtaining any such required licenses or permits by supplying such documentation or information as may be requested by Glyko; (ii) to comply with such decrees, statutes, rules and regulations of the government of the United States and agencies or instrumentalities thereof; (iii) to maintain the necessary records to comply with such decrees, statutes, rules and regulations; (iv) not to export any
Products except in compliance with such decrees, statutes, rules and regulations; (v) not to sell, transfer or otherwise dispose of Products in violation of the export laws, rules and regulations of the United States; and
(vi) to indemnify and hold harmless Glyko, its officers, directors, and employees from any and all fines, damages, losses, costs and expenses (including reasonable attorneys' fees) incurred by Glyko as a result of any breach of this
Section 4.6 by Toyobo.

         4.7 Shipping. Unless Toyobo requests otherwise, all Products ordered by Toyobo pursuant to this Agreement shall be packed for shipment and storage in accordance with Glyko's standard commercial practices and shipped directly to Toyobo. It is Toyobo's obligation to notify Glyko of any special packaging requirements (which shall be at Toyobo's expense). Title and risk of loss or damage to a Product shall pass to Toyobo upon the removal of such Products from Glyko's facility. If a purchase order is accepted in accordance with Section 4.1 above, the prices for Products covered by such purchase order shall be Glyko's net prices F.O.B. Glyko's facility at Novato, CA 94949 USA, which are then in effect on the date of Glyko's acceptance. Glyko will prepay and add to the invoice all charges for freight and insurance. Toyobo is responsible for all customs duties, taxes and any other expenses incurred in connection with furnishing the Products. All claims for apparent non-conforming shipments must be made in writing to Glyko within ten (10) days of the receipt of the Products by Toyobo. Any claims not made within such period as to apparent condition shall be deemed waived and released. All claims for latent non-conforming shipments due to quality problems shall be resolved and reimbursed between the Parties in good faith, by cooperating in pursuing the cause of such quality problems.

         4.8 Payment. All amounts due and payable with respect to a Product tendered by Glyko in accordance with Section 4.7 shall be paid in full within forty-five (45) days after the receipt by Toyobo of an invoice for the shipment. All such amounts, and any other payment due pursuant to the terms of this Agreement, shall be paid in US Dollars by wire transfer of immediately available

                     CONFIDENTIAL TREATMENT REQUESTED

funds to the bank listed below (or such other bank as Glyko may specify in writing) or by other means specified in writing and mutually agreed by both Parties to:

         XXXXXXXXXX
         XXXXXXXXXX
         XXXXXXXXXX

All costs incurred in connection with such wire transfer shall be the responsibility of Toyobo. Whenever any amount hereunder is due on a day which is not a day on which the bank to which payments are to be made by Toyobo to Glyko hereunder is open for business (a "Business Day"), such amount shall be paid on the next Business Day. Amounts due hereunder shall be considered paid as of the day such funds are received by the aforementioned bank. No part of any amount payable to Glyko hereunder may be reduced due to any counterclaim, set-off, adjustment or other right which Toyobo might have or assert against Glyko, any other Party or otherwise.

         4.9 Late Payments. All amounts due and owing to Glyko hereunder but not paid by Toyobo on the due date thereof shall bear interest (in US Dollars) at the rate of the lesser of: (i) one per cent (1%) per annum above the then applicable prime interest rate announced by Westamerica Bank, 402 Ignacio Boulevard, Novato, CA 94949, USA, for 90-day loans in US Dollars to prime commercial customers in USA; or (ii) the maximum lawful interest rate permitted under applicable law. Such interest shall accrue on the balance of unpaid amounts from time to time outstanding from the date on which portions of such amounts become due and owing until payment thereof in full.

         4.10 Currency Conversion. If any currency conversion is required in connection with the calculation of payments hereunder, such conversion shall be made using the selling exchange rate for conversion of the foreign currency into US Dollars, quoted for current transactions reported in The Wall Street Journal for the last business day of the calendar quarter to which such payment pertains.

         4.11 Conflicting Terms. In the event of any discrepancy between any purchase order accepted by Glyko and this Agreement, the terms of this Agreement shall govern.

          4.12 Other Agreements. During the term of this Agreement, Glyko agrees not to negotiate any new supply agreement with OEM customers for the Territory. Toyobo acknowledges and agrees that Glyko has a prior distribution
and supply agreement in  effect  with   XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX
XXXXX   and  that  this Agreement shall not affect such prior agreement in any way. This Agreement shall also not be affected by Glyko giving a license to any third party for the use of its technology outside the Field described in this Agreement.

                         CONFIDENTIAL TREATMENT REQUESTED

5.       MANUFACTURING RIGHTS

         5.1 Second Source. In the event Glyko is unable or fails to fill purchase orders for Products accepted in accordance with Section 4.1 for three
(3) consecutive months at any time during the term of this Agreement, Toyobo shall have the right, but not the obligation, to (i) subject to Section 5.2, select a second source to manufacture Products for all or part of its Product supply needs in the Field in the Territory, or (ii) itself undertake the manufacture of part or all of its Product supply needs in the Field in the Territory. In the event Toyobo either selects a second manufacturing source or itself undertakes such manufacture of Products, Glyko agrees to cooperate with and use its best efforts to enable the second source or Toyobo, as the case may be, to begin and continue such manufacture as soon as is commercially practicable after receipt of notice from Toyobo exercising such right, and to provide such assistance to such third Party or Toyobo as may be required in manufacturing Products. In this regard, in the event Toyobo requests in writing that Glyko provide manufacturing assistance in respect of the manufacture of Products, promptly after receipt of such request Glyko shall use its best efforts to dispatch to the second source or Toyobo, as the case may be, one or more mutually agreed technical personnel to assist in establishing a Product manufacturing operation; provided however, that Toyobo agrees to reimburse Glyko for all reasonable expenses, including, but not limited to, salary, benefits, travel, meals, and lodging expenses for any such personnel provided by Glyko in connection with rendering such assistance. It is understood that the rights granted to Toyobo in this Section 5.1 shall apply only to those Products for which Glyko fails to fill in accordance with Toyobo's accepted purchase orders, and shall not relate to Products for which Glyko has met its obligations hereunder.

         5.2 Third party Manufacture. In the event Toyobo selects a third party to manufacture all or part of its Products supply, it agrees that such rights will be granted only to third parties which agree in writing to manufacture Products only in Japan and only for Toyobo's account for distribution in the Territory pursuant to this Agreement and not to sell Products other than to Toyobo, and Toyobo agrees that any agreement pursuant to which any such third party is granted such rights shall name Glyko as an intended third party beneficiary having the right to enforce such agreement against the third party, and to provide Glyko with an English language translating thereof.

         5.3 Technology Transfer. In the event Toyobo exercises its rights pursuant to this Article 5, Glyko agrees to provide Toyobo with those specifications, drawings, designs, technical documentation, materials suppliers, and other information as are reasonable and necessary to enable Toyobo or a third party manufacturer to manufacture the Products.

         5.4 No Implied Licenses. Nothing in this Agreement is intended to grant any rights or licenses under any patents, copyrights, trade secrets, or other intellectual property or information proprietary to Glyko except those rights and licenses expressly granted herein.

                       CONFIDENTIAL TREATMENT REQUESTED

         5.5 Consideration. In the event Toyobo exercises its rights pursuant to this Article 5, Toyobo shall pay to Glyko XXXXXXXXXXXXXXXXXXXXXXXXXXXX in accordance with this Article 5. In addition, in the event Toyobo contracts with one or more third parties to manufacture, distribute, or sell Products in the Territory, Toyobo shall pay Glyko XXXXXXXXXXXXXX of any consideration other than royalties received from any such third party in exchange for such rights.

         5.6 Reports and Payment. Toyobo shall make royalty or other payments due Glyko pursuant to Section 5.5 within sixty (60) days after the end of each calendar quarter during which such royalty obligation accrued or other payment was received. Each royalty payment or other payment shall be accompanied by a report by Toyobo describing the royalty or other payment calculations due hereunder, including, without limitation, (i) Net Sales of Products within such calendar quarter, (ii) payments and other consideration received from third parties during such quarter in respect of rights granted, if any, pursuant to
Section 5.2, and (iii) all prices and data necessary to perform the calculations set forth in Section 5.5.

         5.7 Records and Inspection. Toyobo shall keep at its principal offices complete, true, and accurate business books and records of account in sufficient detail to enable the royalties and/or other payments due Glyko under this
Article 5 to be verified, which books and records shall be maintained until at least two (2) years following the relevant royalty or other payment period. Not more than two (2) times each calendar year during the term of this Agreement Glyko shall be entitled to inspect and audit such books and records to verify the accuracy of (i) the reports provided to Glyko under Section 5.6 and (ii) the amount of the accompanying payments. Any such audit shall be conducted by an independent third party who is bound by strict confidentiality. Such audit shall follow reasonable advance notice to Toyobo and shall occur during Toyobo's normal business hours. If any such audit reveals an underpayment by Toyobo of its payment obligations hereunder, Toyobo shall promptly remit to Glyko the amount of such underpayment, with interest, as provided in Section 4.8. If any such audit reveals an underpayment of ten percent (10%) or more, Toyobo shall also reimburse Glyko's costs of the audit.

6.       OTHER OBLIGATIONS OF  TOYOBO

         6.1 Sales Promotion and Training. Toyobo shall develop a program for the promotion and sale of the Products within the Territory, including sales forecasts and marketing strategies. Toyobo may send one or more technically competent sales representatives to Glyko's facility for training on the Products. This training will be provided at Glyko's expense; however, the salaries, travel, and living expenses for the Toyobo personnel to be trained shall be at the expense of Toyobo.

                       CONFIDENTIAL TREATMENT REQUESTED

         6.2 Service. Toyobo shall employ competent and experienced technical and service personnel, provide appropriate service shop facilities, and maintain an adequate stock of spare parts so as to render prompt and adequate service to the users of the Products in the Territory. Toyobo will maintain copies of technical service records and from time to time allow Glyko access to these records solely for the purpose of assuring Glyko that adequate customer assistance and technical support are being provided to customers.

         6.3 Translation of Materials. Toyobo may translate, at its own expense, any user and technical manuals and advertising and marketing information with respect to the Products into the languages of its customers, and in such event will provide Glyko with copies of all such materials for review by Glyko. Toyobo shall assign all copyrights in such translations to Glyko. Glyko shall not be liable for translation errors made by Toyobo or at Toyobo's direction or for the non-conformance of such translated materials with laws and regulations in force from time to time in the Territory. Toyobo shall indemnify and hold Glyko harmless to the extent that a third party brings claims against Glyko based on such errors or non-conformance.


7.       GLYKO'S OBLIGATIONS

         7.1 Samples and Literature. Glyko shall provide Toyobo such marketing and technical literature and Product samples as Glyko may in its discretion consider necessary to assist with the promotion of the Products in the Territory. Glyko will provide customer sales leads in the Territory as they arise from Glyko's marketing activities outside of the Territory.

         7.2 Training. Glyko shall provide training at its facility in Novato, California to Toyobo's personnel in connection with the marketing, sale, installation, maintenance and support of the Products; provided, however, that Glyko shall have no obligation to expend more than an aggregate of eighty (80) hours of its personnel's time in providing such training.

         7.3 Changes to Products. Glyko reserves the right at any time to make changes in the design of and to add improvements to any Product or to discontinue the manufacture of any particular Product. All such changes, additions, and/or discontinuances shall be made with a minimum of one hundred eighty (180) days prior written notice to Toyobo unless the circumstances relating thereto are beyond Glyko's control. If Glyko announces a revised version of any Product and as a consequence of such announcement Toyobo is prohibited by virtue of Paragraph 2.2.1 above from marketing a previous version of such Product received within thirty (30) days of such announcement (the "Obsolete Inventory"), Glyko shall use reasonable efforts to supply to Toyobo without charge such information and additional components as shall permit Toyobo to modify the Obsolete Inventory so that such inventory will be functionally equivalent to the revised version of the Product. To the extent practicable, such information and additional components for the conversion of an up-dated or revised version of a Product shall also be supplied by Glyko to Toyobo at reasonable prices for any inventory or already distributed Products received by Toyobo more than thirty (30) days prior to such announcement, for sale or upgrading by Toyobo or sale to its existing customers upon request.

                       CONFIDENTIAL TREATMENT REQUESTED

8.       SOFTWARE LICENSE

         8.1 Software. The Products include any and all software programs in object code form only (hereinafter referred to as the "Software") which are an integral part of the Products. All current Software are Windows-based programs that manage operation of the FACE Imager, acquire the gel image, and perform analysis of the gel images.

         8.2 Software  License.  Ancillary to the distributor  appointment under
Section 2.1 Glyko hereby grants to Toyobo free of charge a non-exclusive and non-transferable license, without the right to sublicense (except as is provided in Section 8.4), in the Territory to use the Software and related documentation provided by Glyko solely for Toyobo's internal use in connection with the sale and promotion of the Products during the term of this Agreement. Toyobo shall not disclose, furnish, transfer, or otherwise make available the Software or any portion thereof or related documentation provided by Glyko in any form to any third party (other than to an End-User Customer pursuant to Section 8.4) and, except as permitted in Section 8.5, shall not duplicate, decompile, reverse engineer, or disassemble the Software or any part thereof or any such related documentation.

         8.3 Ownership of Software. Title to and ownership of any and all proprietary rights in or related to the Software, related documentation provided by Glyko, and all partial or complete copies of such Software and related documentation permitted to be made hereunder or under end-user sublicense agreements shall at all times remain with Glyko or its assignees. This Agreement and end-user sublicense agreements shall not be construed as a sale or other transfer of any rights in the Software, related documentation, and any copies or any part thereof provided by Glyko. All references in this Agreement to sale, resale, or purchase of the Products, or references of like effect, shall, with respect to the Software and related documentation provided by Glyko, mean licenses or sublicenses of the Software and such related documentation pursuant to Sections 8.2 or 8.4. All references in this Agreement to purchasers of the Products, or references of like effect, shall, with respect to the Software and related documentation provided by Glyko, mean Toyobo or its customers as a licensee or sublicensees of the Software and such related documentation who have entered into end-user sublicense agreements pursuant to Section 8.4.

         8.4 Software Sublicensing. Toyobo is hereby granted a non-exclusive right to sublicense the Software, related

                    CONFIDENTIAL TREATMENT REQUESTED

documentation, or any part thereof provided by Glyko solely to End-User Customers for use only in conjunction with the Products. Prior to delivery of the Software, such related documentation, or any part thereof to an End-User Customer, such End-User Customer shall execute Glyko's then current end-user sublicense agreement, the current version of which is attached hereto as Exhibit
B. Any attempt to transfer or assign the Software, such related documentation, or any copies or any part thereof shall be null and void (except for sublicenses granted in accordance with this Section 8.4). For the purposes of this Section, "End-User Customer" shall mean a customer of Toyobo which purchases Products incorporating the Software or any part thereof.

         8.5 Reproduction Limitations. The Software and related documentation provided by Glyko pursuant to this Agreement may be copied or reproduced by Toyobo, in whole or in part, for its internal use only in connection with the sale and promotion of the Products. No more than one copy of the Software, such related documentation, or any part thereof in any form shall be in existence (and in the possession of Toyobo) at any time without the prior written consent of Glyko, other than (i) copies of the Software resident in Products themselves;
(ii) one copy of the Software created solely for archival and/or restart purposes; and (iii) copies of the Software and related documentation designated for delivery to specific End-User Customers, which copies are governed by end-user sublicense agreements already executed by such End-User Customers. Glyko provides no installation or warranty for copies of the Software made by Toyobo, unless otherwise agreed by Glyko in writing.

         8.6 Software Records. Toyobo shall maintain records specifically identifying each copy of the Software, related documentation, or any part thereof and the associated Products provided by Glyko and delivered pursuant to this Agreement to End-User Customers, and Toyobo shall make such records available to Glyko during regular business hours upon reasonable notice for purpose of enforcement of the terms and conditions of this Section 8.6. Glyko shall have the right, on reasonable advance notice to Toyobo, to inspect Toyobo's place of business to ensure its compliance with the provisions of this
Section 8.6.

         8.7 Remedies for Infringement. IF THE SOFTWARE OR ANY PART THEREOF BECOMES, OR IN GLYKO'S OPINION IS LIKELY TO BECOME, THE SUBJECT OF A CLAIM OF INFRINGEMENT OF A PATENT OR COPYRIGHT OF A THIRD PARTY, TOYOBO SHALL PERMIT GLYKO, AT ITS OPTION AND EXPENSE, TO (I) PROCURE FOR TOYOBO AND ITS END-USER CUSTOMERS THE RIGHT TO CONTINUE USING SUCH SOFTWARE, (II) REPLACE OR MODIFY SUCH SOFTWARE SO THAT IT BECOMES NON-INFRINGING, OR (III) GRANT TOYOBO A REFUND FOR SUCH SOFTWARE. GLYKO'S PERFORMANCE OF ONE OF THE PRECEDING ALTERNATIVES SET FORTH IN CLAUSE (I), (II) OR (III) OF THIS SECTION 8.7 ABOVE SHALL CONSTITUTE FULL AND COMPLETE SATISFACTION OF ANY AND ALL CLAIMS TOYOBO MIGHT HAVE AGAINST GLYKO ARISING FROM SUCH INFRINGEMENT.

                      CONFIDENTIAL TREATMENT REQUESTED

         8.8 Limitations. GLYKO SHALL HAVE NO LIABILITY TO TOYOBO OR ITS END-USER CUSTOMERS WITH RESPECT TO ANY CLAIM OF PATENT OR COPYRIGHT INFRINGEMENT TO THE EXTENT SUCH CLAIM IS BASED UPON (I) USE OF A PRODUCT IN COMBINATION WITH ANY SOFTWARE, HARDWARE, MACHINE OR OTHER DEVICE NOT PROVIDED BY GLYKO WHERE SUCH PRODUCT WOULD NOT BY ITSELF SO INFRINGE, (II) CHANGES OR MODIFICATIONS TO A PRODUCT NOT MADE OR AUTHORIZED IN WRITING BY GLYKO, (III) ANY CLAIM OF INFRINGEMENT OF ANY PATENT OR COPYRIGHT IN WHICH TOYOBO OR ANY OF ITS AFFILIATES HAS AN INTEREST, OR (IV) USE OF A PRODUCT IN A MANNER FOR WHICH IT WAS NOT DESIGNED.

         8.9 Notices. Toyobo shall retain and shall not alter or obscure any notices, markings, or other insignia which are affixed to the Software, related documentation, or any part thereof at the time of delivery by Glyko of such Software or such related documentation. To the extent that Toyobo is allowed to make copies of the Software, such related documentation, or any part thereof pursuant to Section 8.5, Toyobo agrees to reproduce and include such notices, markings, and insignia on all such copies.


9.       RELATIONSHIP OF THE PARTIES

         9.1 Independent Contractor. Toyobo shall be considered to be an independent contractor. The relationship between Glyko and Toyobo shall not be construed to be that of employer and employee, nor to constitute a partnership, joint venture, or agency of any kind.

         9.2 Expense Responsibility. Toyobo shall pay all of its expenses, including, without limitation, all travel, lodging, and entertainment expenses incurred in connection with its activities hereunder, and Glyko shall have no obligation to reimburse Toyobo for any of those expenses.

         9.3 No Contracting. Toyobo shall have no right to enter into any contracts or commitments in the name of, or on behalf of, Glyko, or to bind Glyko in any respect whatsoever.

         9.4 No Other Obligations. In addition, Toyobo shall not obligate or purport to obligate Glyko by issuing or making any affirmations, representations, warranties, or guaranties with respect to Products to any third party, other than the warranties described in attached Exhibit C.

                       CONFIDENTIAL TREATMENT REQUESTED

10.      REPORTS

         In addition to reports provided pursuant to Section 5.6, Toyobo shall provide Glyko with written quarterly reports summarizing its, and its affiliates, sublicensees, or subdistributors sales and marketing activities which promote the Products in the Territory, any unusual forecasts, and the names, addresses, and phone and fax numbers of End-User Customers. Any such end-user information shall only be used by Glyko during the term of the Agreement to communicate directly with End-User Customers in the event of a Product default notice, and then only in the event Toyobo has not adequately apprised End-User Customers thereof in a timely manner. Glyko shall be free to use of any such information after the expiration or termination of this Agreement.


11.      TRADEMARKS AND TRADE NAMES

         11.1 Grant of Rights. Ancillary to its activities as the Exclusive distributor for the Products, Toyobo may use Glyko's trademarks, service marks and trade names listed below (hereinafter referred to as the "Trademarks") on a non-exclusive and non-transferable basis free of charge in the Territory only for the duration of this Agreement and solely for display or advertising purposes in connection with selling, distribution, and promotion of the Products in accordance with this Agreement:

     Glyko(R) and FACE(R) (Fluorophore Assisted Carbohydrate Electrophoresis)

Toyobo shall not at any time do or permit any act to be done which may in any way impair the rights of Glyko in the Trademarks. All Trademarks shall be and remain the sole property of Glyko. Except as otherwise provided in this Agreement, Toyobo acknowledges and agrees that it neither has nor is acquiring hereby any license, concession, rights of use, or any other right, title, or interest in or to any trademarks, trade names, patents, copyrights, developments, specifications, techniques and other proprietary and confidential information and related intellectual property relating to the Products or which serve to distinguish the Products.

         11.2 Other Toyobo Obligations. Toyobo shall: (i) use the Trademarks in compliance with all relevant laws and regulations; (ii) accord Glyko the right to inspect during normal business hours Toyobo's facilities used in connection with efforts to sell, distribute, and promote Products in order to confirm that Toyobo's use of such Trademarks is in compliance with this Section 11.2; (iii) not modify any of the Trademarks in any way and not use any of the Trademarks on or in connection with any goods or services other than the Products; and (iv) Toyobo shall promptly notify Glyko of any infringement or use by others of any word, name, title, or expression which so nearly resembles the Trademark as to likely cause confusion or uncertainty in the public at large.

         11.3 Glyko's Obligations. Glyko agrees to defend, indemnify, and hold Toyobo harmless from and against any claims, suits or liability arising out of any claim that the marketing, advertising and/or sale or use by Toyobo or its customers of the Products under trade name or Trademarks designated or used by Glyko infringes on any trademark, trade name or proprietary or other

                     CONFIDENTIAL TREATMENT REQUESTED

interest of any third party in the Territory. Glyko reserves the right to change its trademarks or trade names during the course of this Agreement if Glyko deems it reasonable on the basis of any such claim or potential claim of infringement.


12.      LIMITED WARRANTY

         12.1 Limited Warranties. As to all components of the Products manufactured by Glyko, Glyko makes the warranties set forth in Exhibit C, attached hereto and made a part hereof. As to all components of the Products manufactured by any entity other than Glyko, Glyko extends to Toyobo the warranties as to such components provided by such other entity to Glyko for the length of time that such warranty remains valid for Glyko. The time and scope of the warranties described in Exhibit C shall not exceed the time and scope of any warranties granted by Toyobo to any purchaser of such Product.

         12.2 Exclusions. Under no circumstances shall the warranties set forth in Exhibit C apply to any Product which has been used with unapproved assemblies or sub-assemblies or to any Product which has been customized, modified, damaged, or misused. Notwithstanding any other provision in this Agreement, Glyko shall not be held responsible for any damage which may result from a defective part, except for the replacement of such part as set forth in Exhibit C.

         12.3 No Software Warranties. Toyobo accepts the current version of the Software "AS IS" without additional warranties, except as may be provided by Glyko to its customers.

         12.4 No Other Warranties. THE PROVISIONS OF THE FOREGOING WARRANTIES ARE IN LIEU OF ANY OTHER WARRANTY, WHETHER EXPRESS OR IMPLIED, WRITTEN OR ORAL (INCLUDING ANY WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE).


13.      LIMITATIONS ON LIABILITY

         13.1 For Glyko. GLYKO'S LIABILITY ARISING OUT OF THE MANUFACTURE, SALE, OR SUPPLYING OF THE PRODUCTS, OR THEIR USE OR DISPOSITION, WHETHER BASED UPON WARRANTY, CONTRACT, TORT OR OTHERWISE, SHALL NOT EXCEED THE ACTUAL PURCHASE PRICE PAID BY TOYOBO FOR THE PRODUCTS.

         13.2 Limitations. IN NO EVENT SHALL GLYKO BE LIABLE TO TOYOBO FOR SPECIAL, INCIDENTAL, OR CONSEQUENTIAL DAMAGES (INCLUDING, BUT NOT LIMITED TO, LOSS OF PROFITS, LOSS OF DATA, OR LOSS OF USE DAMAGES)
ARISING OUT OF THE  MANUFACTURE,  SALE,  OR

                      CONFIDENTIAL TREATMENT REQUESTED

SUPPLYING OF THE PRODUCTS, EVEN IF GLYKO HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES OR LOSSES.

         13.3 Indemnification. Notwithstanding anything set forth herein to the contrary, Glyko shall indemnify and hold Toyobo harmless from and against all claims, liabilities, costs, and expenses arising out of a claim that the manufacture, sale, or use of the Products violates or infringes on a third party patent or other intellectual property right in the Territory, or a claim that any defect in the Products caused sickness, disease, death, or damage to properties except to the extent that such claim is based on modification or alteration of the Products that is not part of Glyko's design, and provided that Glyko is promptly given notice of any such claim.


14.      TERM AND TERMINATION

         14.1 Term. The term of this Agreement shall begin on the later of the dates that (i) Glyko executes this Agreement or (ii) Toyobo executes this Agreement (the "Effective Date"). The term of this Agreement shall be ten (10) years, unless terminated earlier pursuant to the terms of this Article 14 The term hereof may be extended for additional one (1) year periods upon the mutual agreement of the Parties.

         14.2 Termination for Breach. Upon the occurrence of a material breach or default as to any material obligation hereunder by any Party and the failure of the breaching Party to promptly pursue (within thirty (30) days after receiving written notice thereof from the non-breaching Party) a reasonable remedy designed to cure (in the reasonable judgment of the non-breaching Party) such material breach or default within sixty (60) days of receiving such notice, this Agreement may be terminated by the non-breaching Party by giving written notice of termination to the breaching Party, such termination being immediately effective upon the giving of such notice of termination.

         14.3 Termination for Insolvency. Upon the filing of a petition in bankruptcy, insolvency or reorganization against or by any Party, or any Party becoming subject to a composition for creditors, whether by law or agreement, or any Party going into receivership or otherwise becoming insolvent (such Party hereinafter referred to as the "insolvent Party"), this Agreement may be terminated by the other Party by giving written notice of termination to the insolvent Party, such termination immediately effective upon the giving of such notice of termination.

         14.4 Termination Due to Change in Control. Upon the occurrence of a change in control or management or operating personnel of any Party (the "Changed Party"), the Changed Party shall promptly notify the other Party in writing within ten (10) calendar days. If, in the reasonable opinion of the other Party, such change in control, management, or operating personnel of the Changed Party could have a material adverse effect on the business, prospects, or operations of the Changed Party, and if the Changed

                   CONFIDENTIAL TREATMENT REQUESTED

Party fails to promptly pursue (within ninety (90) days after receiving written notice thereof from the other Party) a remedy designed to cure (in the sole judgment of the other Party) the other Party's objections to such change, this Agreement may be terminated by the other Party by giving written notice of termination to the Changed Party, such termination being immediately effective upon the giving of such notice of termination.

         14.5 Effect of Termination. In the event of a termination pursuant to any of Sections 14.2, 14.3 or 14.4 or upon expiration of this Agreement, no Party shall have any obligation to the other Party, or to any employee of the other Party, for compensation or for damages of any kind, whether on account of the loss by the other Party or such employee of present or prospective sales, investments, compensation, or goodwill. Each Party, for itself and on behalf of each of its employees, hereby waives any rights which may be granted to it or them under the laws and regulations of the Territory or otherwise which are not granted to it or them by this Agreement. Each Party hereby indemnifies and holds the other Party harmless from and against any and all claims, costs, damages, and liabilities whatsoever asserted by any employee, agent, or representative of such Party under any applicable termination, labor, social security, or other similar law or regulation. Notwithstanding anything set forth herein to the contrary, unless (i) this Agreement expires, because Toyobo so desires, or (ii) this Agreement is terminated by Glyko pursuant to Section 14.2, 14.3 or 14.4, upon expiration or termination of this Agreement, but no later than 12 months from expiration or termination, at Toyobo's request, Glyko shall negotiate with Toyobo in good faith on the terms and conditions of a non-exclusive license for Toyobo to manufacture, have manufactured, use and sell, under Toyobo's trademark or tradename, the Products within the Field in the Territory. The running royalty in the license shall be five percent (5%) of Net Sales of the Products by Toyobo

         14.6 Accrued Obligations. Termination of this Agreement shall not affect the obligation of Toyobo to pay Glyko all amounts owing or to become owing as a result of Products tendered or delivered to Toyobo on or before the date of such termination, as well as interest thereon to the extent any such amounts are paid after the date they became or will become due pursuant to this Agreement.

         14.7 Survival. Notwithstanding anything else in this Agreement to the contrary, the Parties agree that Sections 4.8, 4.9, 5.7, 8.3, 8.5, 8.6, 14.5, 14.6, and 14.7, and Articles 12, 13, 15, 22, 23, 26, 27, and 30 shall survive the termination or expiration of this Agreement, as the case may be, to the extent required thereby for the full observation and performance by any or all of the Parties hereto.

                        CONFIDENTIAL TREATMENT REQUESTED

15.      REPURCHASE OF INVENTORY

         15.1 Repurchase Option. Upon either termination or expiration of this Agreement, as the case may be, Glyko shall have the option to repurchase Toyobo's inventory of Products. Within thirty (30) days after such termination or expiration, Glyko shall elect in writing to either: (i) permit Toyobo to sell off its remaining inventory of Products; provided, however, that Toyobo shall comply with all terms and conditions of this Agreement governing such activities in effect immediately prior to termination or expiration; or (ii) repurchase Toyobo's inventory of Products which are salable and in the original packages and unaltered from their original form and design, subject to Glyko's inspection, test, and acceptance.

         15.2 Repurchase Price. Any repurchase of Toyobo's inventory of Products pursuant to Section 15.1 shall be at the price Toyobo purchased such Products. Repurchased inventory shall be shipped by Toyobo freight and insurance prepaid, according to Glyko's instructions. Glyko shall pay Toyobo for such repurchased Products, plus freight and insurance, within thirty (30) days after Glyko accepts those Products delivered to its designated facility, it being understood that in the event Glyko fails to reject any Products within thirty (30) days of their receipt from Toyobo, Glyko shall be deemed to have accepted such Products. For the purposes of this provision, "inventory" shall not include Products in Toyobo's inventory for which Toyobo has accepted purchase orders from third Party customers in the Territory prior to the date of expiration or termination of this Agreement.

         15.3 Repurchase of Hardware under Reagent Rental System "Hardware Products under Reagent Rental System" mean machines, equipment and other hardware within the Products which remain the property of Toyobo, but are in use by end-user customers free of charge wherein Toyobo is supposed to recover depreciation, interest and other expenses related to Hardware Products under Reagent Rental System and to gain some profits through the sale of reagents and enzymes to such end-user customers. Notwithstanding anything set forth herein to the contrary, unless (i) this Agreement expires, because Toyobo so desires, or
(ii) this Agreement is terminated by Glyko pursuant to Section 14.2, 14.3 or 14.4, upon expiration or termination of this Agreement, based on Toyobo's request, Glyko shall repurchase, or cause its new distributor for the Products in the Territory to purchase from Toyobo all Hardware Products under Reagent Rental System. Such repurchase of Hardware Products under Reagent Rental System shall be at the price of Toyobo's book value at the time of such expiration or termination of this Agreement. Glyko or its new distributor shall pay Toyobo for the Hardware Products under Reagent Rental System within thirty (30) days after Toyobo's request for such repurchase.

16.      PUBLICITY

         Toyobo agrees that any publicity or advertising which shall be released by it in which Glyko is identified in connection with the Products shall be in accordance with the terms of this Agreement and any information or data which Glyko has furnished in connection with this Agreement. Copies of all such publicity and advertising shall be forwarded to Glyko for review at least thirty

                         CONFIDENTIAL TREATMENT REQUESTED

(30) days prior to any such release.


17.      MODIFICATION

         No modification or change may be made in this Agreement except by written instrument executed by a duly authorized representative of each Party.


18.      ASSIGNMENT

         This Agreement and the rights and obligations hereunder may not be assigned, delegated, or transferred by Toyobo without the prior written consent of Glyko. Glyko may freely assign its interest in this Agreement, or any of its rights and obligations hereunder.


19.      NOTICE

         All notices given under this Agreement shall be in writing and shall be addressed or sent via facsimile to the Parties at their respective addresses or facsimile numbers set forth below:

         If to Toyobo:

         Toyobo Co. Ltd
         Biochemical Operations Department
         Attention: General Manager
         Facsimile Number: 81-6-348-3833


         If to Glyko:

         Glyko, Inc.
         81 Digital Drive
         Novato, CA  94949
         UNITED STATES
         Attention:  Chief Executive Officer
                  w/ copy to: Vice President, Business Development Facsimile Number: 415-382-7889


Either Party may change its address or its facsimile number for purposes of this Agreement by giving the other Party written notice of its new address or facsimile number. Any notice, if given or made by registered or recorded delivery international air mail

                   CONFIDENTIAL TREATMENT REQUESTED

letter, shall be deemed to have been received on the earlier of the date actually received or the date fifteen (15) calendar days after the same was posted (and in proving such it shall be sufficient to prove that the envelope containing the same was properly addressed and posted as aforesaid), and, if given or made by facsimile transmission, shall be deemed to have been received at the time of dispatch, unless such date of deemed receipt is not a Business Day, in which case the date of deemed receipt shall be the next such Business Day.


20.      WAIVER

         None of the terms, conditions, or provisions of this Agreement shall be held to have been waived by any act or knowledge on the part of any Party, except by an instrument in writing signed by a duly authorized officer or representative of such Party. Further, the waiver by any Party of any right hereunder or the failure to enforce at any time any of the provisions of this Agreement, or any rights with respect thereto, shall not be deemed to be a waiver of any other rights hereunder or any breach or failure of performance of the other Parties.


21.      VALIDITY

         Glyko warrants that this Agreement is lawful and may be performed in accordance with its terms under all laws, rules, and regulations in force in the United States at the time of the execution hereof. Toyobo warrants that this Agreement is lawful and may be performed in accordance with its terms under all laws, rules and regulations in force in Japan at the time of the execution hereof. Each Party covenants and warrants to the other Party that it will advise the other Party of any change in the laws of the country to which it is making a warranty in this Article 21 of which the Party making such warranty becomes aware if such change might or will impair the validity or lawful performance of all or any part of this Agreement.


22.      CONSTRUCTION OF AGREEMENT AND RESOLUTION OF DISPUTES

         22.1 Governing Law. This Agreement, which is in English, shall be interpreted in accordance with the commonly understood meaning of the words and phrases used herein in the United States of America, and it and performance of the Parties hereto shall be construed and governed according to the laws of the State of California applicable to contracts made and to be fully performed therein, excluding the United Nations Convention on Contracts for the International Sale of Goods.

         22.1 Dispute Resolution. Any dispute, controversy, or claim arising out of or relating to this Agreement or to a breach hereof, including its interpretation, performance, or termination, shall be settled by negotiation between the Parties. In the event

                    CONFIDENTIAL TREATMENT REQUESTED

that a negotiated settlement can not be reached, then the issue will be finally resolved by arbitration. The arbitration shall be conducted by one (1)
arbitrator selected by Glyko and Toyobo or, if they cannot agree on an arbitrator, by the President of American Arbitration Association. The arbitration shall be conducted in English and in accordance with the rules of the American Arbitration Association, which shall administer the arbitration and act as appointing authority. The arbitration, including the rendering of any deaccession and award, shall take place in San Francisco, California, United States, which shall be the exclusive forum for resolving such dispute, controversy, or claim. The decision of the arbitrator shall be binding upon the Parties hereto, and the expense of the arbitration (including, without limitation, the award of reasonable attorneys' fees to the prevailing Party) shall be paid as the arbitrator determines. The decision of the arbitrator shall be expressed as a well reasoned, written opinion, which shall be executory, and judgment thereon may be entered by any court of competent jurisdiction.

         22.3 Equitable  Remedies.  Notwithstanding  anything  contained in this
Article 22 to the contrary, each Party shall have the right to institute judicial proceedings against any other Party or anyone acting by, through or under such other Party, in order to enforce the instituting Party's rights hereunder through reformation of contract, specific performance, injunction, or similar equitable relief.


23.      CONFIDENTIALITY MAINTAINED

         23.1 Proprietary Information. Each Party agrees that the other Party has a proprietary interest in any information provided by it, whether in connection with this Agreement or otherwise, and whether in written or oral form, which is (i) a trade secret, confidential, or proprietary information,
(ii) not publicly known, and (iii) annotated by a legend, stamp, or other written identification as confidential or proprietary information (hereinafter referred to as "Proprietary Information"). Each Party shall disclose the Proprietary Information provided by the other Party only to those of its agents and employees to whom it is necessary in order to carry out its obligations in accordance with the terms and conditions hereof. Both during and after the term of this Agreement, all disclosures by the Party receiving Proprietary Information to its agents and employees shall be held in strict confidence by such agents and employees. During and after the term of this Agreement, such receiving Party, its agents, and employees shall not use the Proprietary Information for any purpose other than in connection with discharging its duties in the Territory pursuant to this Agreement. The receiving Party shall, at its expense, return to the disclosing Party the Proprietary Information provided by the disclosing Party as soon as practicable after the termination or expiration of this Agreement. During the term of this Agreement and thereafter, all such Proprietary Information shall remain the exclusive property of the Party which provided it. This Article 23 shall also apply to any consultants or subcontractors that the receiving Party may engage in connection with its obligations under this Agreement. The confidentiality obligations set forth in this Section 23.1 shall survive for a period of five (5) years after termination or expiration of this Agreement.

         23.2 Exceptions. Notwithstanding anything contained in this Agreement to the contrary, each of the Parties shall not be liable for a disclosure of the Proprietary Information of the other Party if the information so disclosed: (i) was in the public domain at the time of disclosure without breach of this Agreement; (ii) was known to or contained in the records of receiving Party at the time of disclosure by the providing Party, as evidenced by written records;
(iii) was independently developed and is so demonstrated promptly upon receipt of the documentation and technology by receiving Party; (iv) becomes known to the receiving party from a source other than the providing party without breach of this Agreement by receiving party, and can be so demonstrated; (v) must be disclosed pursuant to a contract or subcontract with a governmental agency in order to obtain/retain a procurement contract; or (vi) was disclosed pursuant to court order or as otherwise compelled by law, provided that the Party compelled to make

                     CONFIDENTIAL TREATMENT REQUESTED

such disclosure provides the other Party notice thereof sufficiently in advance of such disclosure so as to provide the other Party a reasonable time within which to seek a protective or similar order.


24.      ENTIRE AGREEMENT

         This Agreement and its Exhibits supersedes and cancels any previous agreements or understandings, whether oral, written or implied, heretofore in effect and sets forth the entire understanding among Glyko and Toyobo with respect to the subject matter hereof.


25.      NO RIGHTS BY IMPLICATION

         No rights or licenses with respect to the Products or the Trademarks are granted or deemed granted hereunder or in connection herewith, other than those rights expressly granted in this Agreement.


26.      RESPONSIBILITY FOR TAXES

         Taxes, whether in Japan or any other country, now or hereafter imposed with respect to the transactions contemplated hereunder (with the exception of income taxes or other taxes imposed upon Glyko and measured by the gross or net income of Glyko) shall be the responsibility of Toyobo, and if paid or required to be paid by Glyko, the amount thereof shall be added to and become a part of the amounts payable by Toyobo to Glyko hereunder.

                       CONFIDENTIAL TREATMENT REQUESTED

27.      MODIFICATION OF PRODUCT

         Toyobo may not customize, modify, or have customized or modified any Product unless it obtains the prior written consent of Glyko, which consent may be withheld in the sole discretion of Glyko. Any unauthorized customizing or modification of any Product by Toyobo or any third Party shall relieve Glyko from any obligation it would otherwise have had with respect to such Product under the warranties described in Exhibit C hereto or the indemnification provisions hereof.


28.      FORCE MAJEURE

         Neither Glyko nor Toyobo shall be liable in damages, nor shall either of them be subject to termination of this Agreement by the other Party for any delay or default in performing any obligation hereunder if that delay or default is due to any cause beyond the reasonable control and without fault or negligence of that Party; provided, however, that in order to excuse its delay or default hereunder, a Party shall notify the other of the occurrence or the cause, specifying the nature and particulars thereof and the expected duration thereof; and provided further that within fifteen (15) calendar days after the termination of such occurrence or cause, such Party shall give notice to the other Party specifying the date of termination thereof. All obligations of the Parties shall return to being in full force and effect upon the termination of such occurrence or cause (including, without limitation, any payments which became due and payable hereunder prior to the termination of such occurrence or cause). For the purposes of this Article 28, a "cause beyond the reasonable control" of a Party shall include, without limiting the generality of the phrase, any act of God, act of any government or other authority or statutory undertaking, industrial dispute, fire, explosion, accident, power failure, flood, riot, or war (declared or undeclared).


29.      COMPLIANCE WITH LAWS

         Each of Toyobo and Glyko covenants that all of its activities under or pursuant to this Agreement shall comply with all applicable laws, rules, and regulations. In particular, but without limitation, Toyobo shall be responsible for obtaining all licenses, permits, and approvals which are necessary or advisable for sales of Products in the Territory and for the performance of its duties hereunder.

30.      SEVERABILITY

         If any provision of this Agreement is declared invalid or unenforceable by an arbitrator or court having competent jurisdiction, it is mutually agreed that this Agreement shall endure except for the provision declared invalid or unenforceable. In such event, the Parties shall consult and use their best efforts to agree upon a valid and enforceable provision which shall be a reasonable substitute for such invalid or unenforceable provision in light of the original intent of the Parties upon entry into this Agreement.

                    CONFIDENTIAL TREATMENT REQUESTED
31.      COUNTERPARTS

         This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

32.      DEFINITION OF AFFILIATES

         For the purposes of this Agreement, "affiliates" shall mean all companies, natural persons, partnerships, and other business entities controlled by, under common control with, or controlling either Party to this Agreement.


IN WITNESS WHEREOF, the Parties hereto have signed this Agreement.

Toyobo Co. Ltd, as Toyobo           Glyko, Inc., as Glyko


By:  /s/Seiji Kawabata              By: /s/John C. Klock
    -------------------                ------------------
Name:  Seiji Kawabata               Name:  John C. Klock

Title:  General Manager             Title:  President
        Biochemical Operations Department

Date:  February 17, 1997            Date:  January 14, 1997

                   CONFIDENTIAL TREATMENT REQUESTED

                                    Exhibit A

             Current Glyko Diagnostic Products, Services, and Prices

                   CONFIDENTIAL TREATMENT REQUESTED

                                    Exhibit B

                      Glyko's End-User Sublicense Agreement

                     CONFIDENTIAL TREATMENT REQUESTED

                                    Exhibit C

                            Limited Product Warranty