Form 10KSB/A
period 1996-12-31
GLYKO BIOMEDICAL LTD
filed 1997-06-18
CIK 908401

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

Exhibit
Number                         Description

 3.1     Registrant's Articles of Incorporation and Bylaws (filed as exhibit
         3.1 to Form 10-SB Registration Statement No. 0-21994  dated
         August 6, 1993 and incorporated herein by reference).
10.1     Registrant's Stock Option Plan (filed as exhibit 10.1 to Form 10-SB
         Registration Statement No. 0-21994  dated  August 6, 1993 and incorporated herein by reference).
10.2     Joint Venture Agreement between: Registrant; Millipore Corporation;
         Glycomed Incorporated; Gwynn R. Williams; Astroscan, Ltd.; and
         Astromed, Ltd. dated December 18, 1990 (filed as exhibit 10.2  to
         Form 10-SB Registration Statement No. 0-21994  dated  August 6, 1993 and incorporated herein by reference).
10.3     Distribution  Agreement  between  Registrant  and  Millipore
         Corporation  dated  December 18, 1990 (filed as exhibit 10.3 to Form  10-SB  Registration  Statement  No.  0-21994  dated
         August 6, 1993 and incorporated herein by reference).
10.4     License Agreement between Registrant, and Astroscan, Ltd. and
         Astromed, Ltd. (filed as exhibit 10.4 to Form 10-SB Registration
         Statement No. 0-21994  dated  August 6, 1993 and incorporated herein by reference).
10.5     License   Agreement   between    Registrant   and   Glycomed
         Incorporated   (filed  as   exhibit   10.5  to  Form   10-SB
         Registration  Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
10.6     Loan Agreement between Registrant, and Millipore Corporation and Gwynn R. Williams,  dated April 9, 1992(filed as exhibit
         10.6 to Form 10-SB Registration  Statement No. 0-21994 dated
         August 6, 1993 and incorporated herein by reference).
10.7     Employment Agreement between Registrant and John C. Klock, M.D., dated
         December 20, 1990 (filed as exhibit 10.7 to Form 10-SB Registration
         Statement No. 0-21994  dated  August 6, 1993 and incorporated herein by reference).
10.8     Exchange  Agreements between  Registrant,  and the share and option  holders of Glyko,  Inc.,  dated  December  10,  1992
         (filed as exhibit 10.8 to Form 10-SB Registration  Statement
         No. 0-21994 dated August 6, 1993 and incorporated  herein by reference).
10.9     Amendment  Number Two to Exclusive  Distribution  and Supply
         Agreement between Registrant and Millipore Corporation dated
         September  22,  1993  (filed as exhibit  10.4 to Form 10-KSB
         Statement dated December 31, 1993 and incorporated herein by reference).
10.10    Amendment Number Two to Joint Venture Agreement between: Registrant;
         Millipore Corporation; Glycomed Incorporated; Gwynn R. Williams;
         Astroscan, Ltd.; and Astromed, Ltd. dated April 28, 1994 (filed as exhibit 10.1 to Form 10-QSB dated March 31, 1994 and incorporated herein by reference).
10.11    Employment  Agreement between  Registrant and John C. Klock,
         M.D.,  dated  January 1, 1994 (filed as exhibit 10.2 to Form
         10-QSB  dated  March  31,  1994 and  incorporated  herein by reference).
10.12    Glyko Biomedical Share Option Plan - 1994  (filed as exhibit 10.1 to
         Form 10-QSB dated June 30, 1994 and incorporated herein by reference).
10.13    Development  and Supply  Agreement  between  Registrant  and
         Bio-Rad  Laboratories,  Inc., dated February 16, 1995 (filed as exhibit  10.1 to Form  10-KSB  dated  March 31,  1996 and incorporated herein by reference).
10.14    International Distribution Agreement between Registrant and
         Toyobo Co., Ltd. and MC Medical. Inc. dated September 12, 1995 (filed as exhibit 10.2 to Form 10-KSB dated March 31, 1996 and incorporated herein by reference).
10.15    Commercial  Lease  between  Registrant  and  Douglas R. Kaye dated  December 23, 1996.
21.1     List of Registrant's Subsidiaries (filed as exhibit 22.1 to Form 10-SB
         Registration Statement No. 0-021994  dated  August 6, 1993 and incorporated herein by reference).


(b)      Reports on Form 8-K

         No reports were filed on Form 8-K during the quarter ended December 31, 1996.

                                       EXHIBIT INDEX





   Exhibit No.      Description                       Location in Form 10-KSB/A


      10.1          Commercial Lease Agreement between
                        Registrant and Douglas Kaye
                           dated December 23, 1996           Page 4

                      COMMERCIAL LEASE AND DEPOSIT RECEIPT
RECEIVED FROM Glyko, Inc., A California Corporation, hereinafter referred to as LESSEE, the sum of $9,890.20(nine thousand eight hundred ninety and 20/100 dollars), evidenced by a check, as a deposit which shall belong to Lessor and shall be applied as follows: Rent for the period from 2/1/97 to 2/28/97 $9,890.20, Security deposit (not applicable toward last month's rent) $9,890.20. TOTAL RECEIVED $19,780.40. In the event this Lessee is not accepted by the Lessor within 5 days, the total deposit received will be refunded. Lessee offers to lease from Lessor the premises situated in he City of Novato,County of Marin, State of CA, described as 11 Pimental Ct.(6,116 sf office)and 13 Pimental Ct.(5,336sf whse.) upon the following terms and conditions: TERM: The term will commence on February 1, 1997,and end on March 31, 2000. RENT: The rent will be $9,890.20, payable as follows: $9,890.20 per month. All rents will be paid to Lessor,or his/her agent, at the following address: Mr. Douglas Kaye, 113 Terrace Avenue, Kentfield, CA 94904, or at such other places as may be designated by Lessor from time to time. In the event rent is not paid within 10 days after due date, Lessee agrees to pay a late charge of $200 plus interest at 18% per annum on the delinquent amount. Lessee further agrees to pay $25 for each dishonored bank check. The late charge period is not a grace period, and Lessor is entitled to make written demand for any rent if not paid when due.
USE: The premises are to be used for the operation of Biomedical Laboratory and associated office use, and for no other purpose, without prior written consent of Lessor. Lessee will not commit any waste upon the premises, or any nuisance or act which may disturb the quiet enjoyment of any tenant in the building. USES
PROHIBITED: Lessee will not use any portion of the premises for purposes other than those specified. No use will be made or permitted to be made upon the premises, nor acts done, which will increase the existing rate of insurance upon the property, or cause cancellation of insurance policies covering the property. Lessee will not conduct or permit any sale by auction on the premises. ASSIGNMENT AND SUBLETTING: Lessee will not assign this Lease or sublet any portion of the premises without prior written consent of the Lessor, which will not be unreasonably withheld. Any such assignment or subletting without consent will be void and, at the option of the Lessor, will terminate this Lease. ORDINANCES AND STATUTES: Lessee will comply with all statutes, ordinances, and requirements of all municipal, state and federal authorities now in force, or which may later be in force, regarding the use of the premises. The commencement or pendency of any state or federal court abatement proceeding affecting the use of the premises will, at the option of the lessor, be deemed a breach of the Lease. MAINTENANCE, REPAIRS, ALTERATIONS: Unless otherwise indicated, Lessee acknowledges that the premises are in good order and repair. Lessee shall, at his/her own expense, maintain the premises in a good and safe condition, including plate glass, electrical wiring, plumbing and heating and air conditioning installations, and any other system or equipment. The premises will be surrendered, at termination of the Lease, in as good condition as received, normal wear and tear excepted. Lessee will be responsible for all repairs required, except the following which will be maintained by Lessor: roof, exterior walls, structural foundations (including any retrofitting required by governmental authorities) and: Parking lot and driveways. Lessor will also maintain in good condition the landscaping subject to 100% reimbursement from Lessee. No improvement or alteration of the premises will be made without the prior written consent of the Lessor. Prior the commencement of any substantial repair, improvement, or alteration, Lessee will give lessor at least two (2) days written notice in order that Lessor may post appropriate notices to avoid any liability for liens. ENTRY AND INSPECTION: Lessee will permit Lessor or Lessor's agents to enter the premises at reasonable times and upon reasonable notice for the purpose of inspecting the premises, and will permit Lessor, at any time within sixty (60) days prior to the expiration of the Lease, to place upon the premises any usual "For Lease" signs, and permit persons desiring to lease the premises to inspect the premises at reasonable times. INDEMNIFICATION OF LESSOR: Lessor will not be liable for any damage or injury to Lessee, or any other person, or to any property, occurring on the premises. Lessee agrees to hold Lessor harmless from any claims for damages arising out of Lessee's use of the premises, and to indemnify Lessor for any expense incurred by lessor in defending any such claims. POSSESSION: If Lessor is unable to deliver possession of the premises at the commencement date set forth above, Lessor will not be liable for any damage caused by the delay, nor will this Lease be void or voidable, but Lessee will not be liable for any rent until possession is delivered. Lessee may terminate this Lease if possession is not delivered within 30 days of the commencement term in item 1. LESSEE'S INSURANCE: Lessee, at his/her expense will maintain plate glass, public liability, and property damage insurance insuring Lessee and lessor with minimum coverage as follows:
$1,000,000 per occurence
Lessee will provide  Lessor with a Certificate  of Insurance  showing  Lessor as additional insured. The policy will require ten (10) day's written notice to Lessor prior to cancellation or material change of coverage. LESSOR'S INSURANCE:
Lessor will maintain hazard insurance covering one hundred percent (100%) actual cash value of the improvements throughout the Lease term. Lessor's insurance will not insure Lessee's personal property, leasehold improvements, or trade fixtures. SUBROGATION: To the maximum extent permitted by insurance policies which may be owned by the parties, Lessor and Lessee waive any and all rights of subrogation which might otherwise exist. UTILITIES: Lessee agrees that he/she will be responsible for the payment of all utilities, including water, gas, electricity, heat and other services delivered to the premises. SIGNS: Lessee will not place, maintain, nor permit any sign or awning on any exterior door, wall, or window of the premises without the express written consent of Lessor, which will not be unreasonably withheld. ABANDONMENT OF PREMISES: Lessee will not vacate or abandon the premises at any time during the term of this Lease. If Lessee does abandon or vacate the premises, or is dispossessed by process of law, or otherwise, any personal property belonging to Lessee left on the premises will be deemed to be abandoned, at the option of Lessor. CONDEMNATION:
If any part of the premises is condemned for public use, and a part remains which is susceptible of occupation by Lessee, this Lease will, as to the part taken, terminate as of the date the condemnor acquires possession. Lessee will be required to pay such proportion of the rent for the remaining term as the value of the premises remaining bears to the total value of the premises at the date of condemnation; provided, however, that Lessor may at his/her option, terminate this Lease as of the date the condemnor acquires possession. In the event that the premises are condemned in whole, or the remainder is not susceptible for use by the Lessee, this Lease will terminate upon the date which the Lessee will be entitled to retain any amount awarded to him/her for his/her trade fixtures or moving expenses. TRADE FIXTURES: Any and all improvements made to the premises during the term will belong to the Lessor, except trade fixtures of the Lessee. Lessee may, upon termination, remove all his/her trade fixtures, but will pay for all costs necessary to repair any damage to the premises occasioned by the removal. DESTRUCTION OF PREMISES: In the event of a partial destruction of the premises during the term, from any cause, Lessor will promptly repair the premises, provided that such repairs can be reasonably made within sixty (60) days. Such partial destruction will not terminate this Lease, except that Lessee will be entitled to a proportionate reduction of rent while such repairs are being made, based upon the extent to which the making of such repairs interferes with the business of Lessee on the premises. If the repairs cannot be made within sixty
(60) days, This Lease may be terminated at the option of either party by giving written notice to the other party within the sixty (60) day period. HAZARDOUS
MATERIALS: Lessee will not use, store, or dispose of any hazardous substances upon the premises, except the use and storage of such substances that are customarily used in Lessee's business, and are in compliance with all environmental laws. Hazardous substances means any hazardous waste, substance or toxic materials regulated under any environmental laws or regulations applicable to the property. Lessee will be responsible for the cost of removal of any toxic contamination cased by lessee's use of the premises. INSOLVENCY: The appointment of a receiver, an assignment for the benefits of creditors, or the filing of a petition in bankruptcy by or against Lessee, will constitute a breach of the Lease by Lessee. DEFAULT: In the event of any breach of this Lease by Lessee, Lessor may, at his/her option, terminate the Lease and recover from Lessee: (a) the worth at the time of award of the unpaid rent which had been earned at the time of termination; (b) the worth at the time of award of the amount by which the unpaid rent which would have been earned after termination until the time of the award exceeds the amount of such rental loss that the Lessee proves could have been reasonably avoided: (C) the worth at the time of the award of the amount by which the unpaid rent for the balance of the term after the time of award exceeds the amount of such rental loss that the Lessee proves could be reasonably avoided: and (d) any other amount necessary to compensate Lessor for all the detriment proximately caused by the Lessee's failure to perform his/her obligations under the Lease or which in the ordinary course of things would be likely to result therefrom.
         Lessor may, in the alternative, continue this Lease in effect, as long as Lessor does not terminate Lessee's right to possession, and Lessor may enforce all of Lessor's rights and remedies under the Lease, including the right to recover the rent as it becomes due under the Lease. If said breach of Lease continues, Lessor may, at any time thereafter, elect to terminate the Lease.
         These provisions will not limit any other rights or remedies which Lessor may have.
SECURITY: The security deposit will secure the performance of the Lessee's obligations. Lessor may, but will not be obligated to, apply all or portions of the deposit on account of Lessee's obligations. Any balance remaining upon termination will be returned to Lessee. Lessee will not have the right to apply the security deposit in payment of the last month's rent. DEPOSIT REFUNDS: The balance of all deposits will be refunded within three weeks (or as otherwise required by law), from date possession is delivered to lessor or his/her authorized agent, together with a statement showing any charges made against the deposits by Lessor. ATTORNEY FEES: In any action or proceeding involving a dispute between Lessor and Lessee arising out of the Lease, the prevailing party will be entitled to reasonable attorney fees.
WAIVER: No failure of Lessor to enforce any term of the Lease will be deemed to be a waiver. NOTICES: Any notice which either party may or is required to give, will be given by mailing the notice, postage prepaid, to Lessee at the premises, or to Lessor at the address shown in Item 2, or at such other places as may be designated in writing by the parties from time to time. Notice will be effective five days after mailing, or on personal delivery, or when receipt is acknowledged in writing. HOLDING OVER: Any holding over after the expiration of this Lease, with the consent of the Owner, will be a month-to-month tenancy at a monthly rent of $12,000, payable in advance and otherwise subject to the terms of this Lease, as applicable, until either party will terminate the tenancy by giving the other party thirty (30) days written notice. TIME: Time is of the essence of the Lease. HEIRS, ASSIGNS, SUCCESSORS: This Lease is binding upon and inures to the benefit of the heirs, assigns, and successors of the parties. TAX
INCREASE: In the event there is any increase during any year of the term of the Lease in real estate taxes over and above the amount of such taxes assessed for the tax year during which the term of the Lease commences, Lessee will pay to Lessor an amount equal to 100% of the increase in taxes upon the land and building in which the leased premises are situated. In the event that such taxes are assessed for a tax year extending beyond the term of the Lease, the obligation of Lessee will be prorated. Lessee will not be responsible for any tax increase occasioned solely by a sale or transfer of the premises by Lessor. COST OF LIVING INCREASE: The rent provided for in Item 2 will bi adjusted effective upon the first day of the month immediately following the expiration of 12 months from date of commencement of the term, and upon the expiration of each 12 months thereafter, in accordance with changes in the U.S. Consumer Price Index for All Urban Consumers (1982-84=100) ("CPI"). The monthly rent will be increased to an amount equal to the monthly rent set forth in Item 2, multiplied by a fraction the numerator of which is the CPI for the second calendar month immediately preceding the adjustment date, and the denominator or which is the CPA for the second calendar month preceding the commencement of the Lease term; provided, however, that the monthly rent will not be less than the amount set forth in Item 2. AMERICANS WITH DISABILITIES ACT: The parties are alerted to the existence of the Americans With Disabilities Act, which may require costly structural modifications. The parties are advised to consult with a professional familiar with the requirements of the Act. LESSOR'S LIABILITY: In the event of a transfer of Lessor's title or interest to the property during the term of the Lease, Lessee agrees that the grantee of such title or interest will be substituted as the Lessor under this Lease, and the original Lessor will be released of all further liability; provided, that all deposits will be transferred to the grantee.

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

LESSEE:  GLYKO, INC., A California Corporation
By:               /s/John C. Klock
Its:              President
Date:             12/23/96

LESSOR:  Douglas R. Kaye
By:               /s/Douglas R. Kaye
Date:             12/23/96

                                ADDENDUM TO LEASE
                                  BY & BETWEEN
                             DOUGLAS R. KAYE, LESSOR
                                       AND
                               GLYKO, INC., LESSEE
                            DATED: DECEMBER 20, 1996

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

2.   Letter of Credit
     This lease agreement is absolutely subject to the Lessee providing the Lessor within 15 days of lease execution, a Letter of Credit in the amount of $29,670.60 naming the lessor beneficiary of the Letter of Credit if Lessee defaults under the terms and conditions of this lease agreement. So long that Lessee has not been in default under any of the terms and conditions of the lease the Letter of Credit will be reduced to $19,780 at the end of the second year of the lease term. The Letter of Credit shall expire upon the expiration of the lease term so long as Lessee has not been in default under the terms and conditions of this lease.

     Upon execution of this lease agreement, Lessee shall deposit with Lessor a Security Deposit of $9,890.20. Upon issuance of Letter of Credit,
     Lessor shall return the Security deposit to Lessee.

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

6.    Subleases
     Lessee shall have the right, and Lessor consents hereto, to sublease a portion of the Premises to Marin Head Start, and to BioMarin Pharmaceutical Inc.

7.   Free Rent
     So long as Lessee is not in default of any obligation of this lease, Lessee shall have the socond (2nd) and thirteenth (13th) months of the lease term rent free.


LESSOR:   DOUGLAS R. KAYE       LESSEE:  GLYKO, INC., A CALIFORNIA CORPORATION


BY:       \s\Douglas R. Kaye    BY:      \s\John C. Klock

                                ITS:     President

DATE:   12/23/96                DATE:    12/23/96

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

LIABILITY RELEASE: Meridian Commercial, Inc., and its salespeople in this transaction have no expertise regarding hazardous materials or the Americans with Disabilities Act. Lessor and Lessee agree that they shall indemnify and hold Meridian Commerical, Inc. and its salespeople harmless from any claim, liability, or expense regarding hazardous materials or the ADA.

BROKER REPRESENTATION: Meridian Commercial, Inc. is the real estate broker for the Lessor and the Lessee, and both parties consent hereto.

LESSOR:  Douglas R. Kaye                    LESSEE:  Glyko, Inc.

By:     \s\Douglas R. Kaye                  By:      \s\John C. Klock

                                            Title:   President

Date:   12/23/96                            Date:    12/23/96

                               SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                    GLYKO BIOMEDICAL LTD.

Dated: June 17, 1997                                By:  \s\ John C. Klock, M.D.
---------------------------------------             ----------------------------
                                                    John C. Klock, M.D.
                                                    President and
                                                    Chief Executive Officer