Form 10QSB/A
period 1997-03-31
GLYKO BIOMEDICAL LTD
filed 1997-07-14
CIK 908401

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

ITEM 4.  Submission of Matters to a Vote of Security Holders            None

ITEM 5.  Other Information.                                             None

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      The following documents are filed as part of this report

         Exhibit 10.1, Toyobo Distribution Agreement (confidential portions of Exhibit 10.1 have been omitted pursuant to a request for confidential treatment and filed separately with the Commission)
         Exhibit 27, Financial Data Schedule.


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



                                              Glyko Biomedical Ltd.


Date:      July 14, 1997                       By: /s/ John C. Klock
                                              ------------------------------
                                              John C. Klock, M.D.
                                              President and Chief Executive
                                              Officer
                                14

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

          WestAmerica Bank
          Ignacio Branch
          402 Ignacio Boulevard
          Novato, CA  94949
          ABA Number: 1211-40218
          Business Checking Account 0523-156354

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

          4.12 Other Agreements. During the term of this Agreement, Glyko agrees not to negotiate any new supply agreement with OEM customers for the Territory. Toyobo acknowledges and agrees that Glyko has a prior distribution and supply agreement in effect with Bio-Rad Laboratories for FACE analysis hardware (excluding diagnostics and enzymes and reagents) for the Territory, and that this Agreement shall not affect such prior agreement in any way.
This Agreement shall also not be affected by Glyko giving a license to any third party for the use of its technology outside the Field described in this Agreement.

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

Date:  February 17, 1997            Date:  January 14, 1997

                   CONFIDENTIAL TREATMENT REQUESTED

                                    Exhibit A

             Current Glyko Diagnostic Products, Services, and Prices

                        CONFIDENTIAL TREATMENT REQUESTED

--------
GLYKO
--------
         Product Description
         and Price List


FACE(R) Diagnostic Carbohydrate Analysis Kits
(Includes all reagents, gels and buffer packs for the stated number of analyses)

Description                                         Product Number    Size           Price

FACE Urinary Carbohydrate Analysis Starter Kit *         96020      30 Samples       $845

FACE Urinary Carbohydrate Analysis Kit                   96010      30 Samples       $595

FACE Urinary Carbohydrate Analysis Kit                   96000      60 Samples       $995

* Each Starter Kit includes a Glyko Electrophoresis Gel Box #40026 at a 50% discount.
  One Starter Kit per customer, please.


FACE(R) Imaging System and Accessories

Description                                         Product      Number           Quantity Price

SE1000 FACE Workstation                                 45000    1 System          $19,950
Includes the following:
1)   SE1000 FACE Imager with Interface card, cable and FACE Analytic Software
2)   Dell 486 computer loaded with DOS 6.2, Windows 3.1
      15" Enhanced Super VGA monitor,
      Keyboard and Microsoft(R) mouse
      Internal 230 Mb optical drive with formatted optical disk
3)   HP 5P LaserJet Printer with cable
4)   One FACE Starter Kit of your choice including Glyko Electrophoresis Gel Box

SE1000 FACE Imager                                       45100    1 Each            $15,700
Includes the following:
1)   SE1000 FACE Imager with Interface card, cable and FACE Analytic Software
2)   One FACE Starter Kit of your choice including Glyko Electrophoresis Gel Box

FACE Analytic Software                                   44100    1 Copy             $4,500

Glyko Electrophoresis Gel Box                            40026    1 Each               $495
(With quick release fittings for re-circulating chiller)

Mini Transilluminator, suitable for viewing
10 x 10 cm gels                                          47000    1 Each               $500

Electrophoresis Power Supply                             40102    1 Each             Inquire

Re-circulating Chiller                                   40202    1 Each             Inquire

Prices effective 11/1/96. Prices are subject to change without notice. Quantity is 1 unless otherwise indicated. Page 1 of 2 Terms are Net 30, FOB Novato, CA, USA. FACE and Glyko are registered trademarks of Glyko, Inc.

              CONFIDENTIAL TREATMENT REQUESTED


Individual Reagents, Standards, Controls, Precast Gels and Buffer Packs

Description                                                  Product Number   Size             Price

FACE Urinary Carbohydrate Analysis Labeling Reagent Pack        56004         30 Reactions     $250

FACE Urinary Carbohydrate Analysis Standard and Control         56006         25 Assays        $225

FACE Mucopolysaccharide Precipitation Reagent                   56010                           $25

FACE Urinary Carbohydrate Profiling Precast Gels                66020         10 gels          $190
                                                                66010          5 gels          $100

FACE Urinary Carbohydrate Analysis Gel Running Buffer Packs     70220         10 packs          $45
                                                                70210          5 packs          $25

Diagnostic Carbohydrate Analytic Services

Service/Catalog Number                                                                     Price/Sample

98010    Screening for Oligosaccharides in Urine                                           $300
         Labeling, electrophoresis and analysis of oligosaccharides
         Data include oligosaccharide profile and comparison with standards

98020    Screening for Mucopolysaccharides in Urine                                        $300
         CPC precipitation, labeling, electrophoresis and analysis of mucopolysaccharides
         Data include mucopolysaccharide profile and comparison with standards

98050    Combination Screening for Both Oligosaccharides and Mucopolysaccharides
         in Urine                                                                          $500

98070    Enzyme Based Confirmation of Oligosaccharidosis                                   $350
         Confirmation of disease is based on the shift of oligosaccharides following exoglycosidase digestion

98080    Monosaccharide  Composition Based Confirmation of Mucoploysaccharidosis           $350
         Confirmation of disease is based on hydrolysis and  monosaccharide
         analysis   of   CPC    precipitate   to   identify   major   types   of
         mucopolysaccharides

Other Diagnostic Services
98000    Custom Diagnostic Analytic Services - Please call us with your specific request   Variable

Prices are subject to change without notice. Terms are Net 30, FOB Novato, California, USA FACE is a registered trademark of Glyko, Inc., Novato, California, USA







Prices effective 11/1/96. Prices are subject to change without notice. Quantity is 1 unless otherwise indicated. Page 2 of 2 Terms are Net 30, FOB Novato, CA, USA. FACE and Glyko are registered trademarks of Glyko, Inc.

                   CONFIDENTIAL TREATMENT REQUESTED

                                    Exhibit B

                      Glyko's End-User Sublicense Agreement

                    CONFIDENTIAL TREATMENT REQUESTED

EXHIBIT B - END-USER SOFTWARE SUBLICENSE AGREEMENT

 Read Carefully

                                      FACE

                    Glyko, Inc. Single User License Agreement

 This Agreement is a legal contract between you ("end user") and Glyko, Inc. ("Glyko") By opening the sealed disk package you have indicated your acceptance of the terms of this agreement. If you do not agree to the terms of this agreement, promptly return the unopened package to Glyko, Inc., 81 Digital Dr., Novato CA, 94949 for a full refund.

 1.)License GRANT, Glyko grants you the right to use one copy of the enclosed FACE software program ("software") on a single computer. Purchase of a separate License is required for use on an additional computer or distribution on a Network for use by one or more networked computers.

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

 5.)NO OTHER WARRANTIES , Glyko disclaims all other warranties, either expressed or implied.

 6.)LIMIT OF LIABILITY, In no event shall Glyko be liable for damages whatsoever. This includes without limitation, damages for loss of business profits, business interruption, loss of business information, loss of sample materials or any other consequential or pecuniary loss which may arise from the use or inability to use the software.

                     CONFIDENTIAL TREATMENT REQUESTED

                                    Exhibit C

                            Limited Product Warranty

                       CONFIDENTIAL TREATMENT REQUESTED

EXHIBIT C - LIMITED WARRANTY


The attached three (3) pages are taken from the FACE (R) Imager User's Manual Version Date 16 March 1994. The Warranty language is [bracketed].

[The remainder of this page is intentionally left blank]

                   CONFIDENTIAL TREATMENT REQUESTED

FACE (R) User's Guide

Imager and Software Operations





Version 2.3

Copyright 1992, 1993, 1994 All rights reserved, Glyko, Inc.

81 Digital Dr., Novato, CA  94949

Phone 1-800-33-GLYKO (1-800-334-5956) or 1-415-382-6653

8:30 AM - 5:30 PM PT

Fax 1-415-382-7889

                      CONFIDENTIAL TREATMENT REQUESTED

 [FACE Warranty

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

Repair Turn Around

                         Glyko will attempt to keep turn around times to 2 weeks
and under on Imager repairs.]

                     CONFIDENTIAL TREATMENT REQUESTED

Read Carefully

                                      FACE

                    Glyko, Inc. Single User License Agreement

 This Agreement is a legal contract between you ("end user") and Glyko, Inc. ("Glyko") By opening the sealed disk package you have indicated your acceptance of the terms of this agreement. If you do not agree to the terms of this agreement, promptly return the unopened package to Glyko, Inc., 81 Digital Dr., Novato CA, 94949 for a full refund.

 1.)License GRANT, Glyko grants you the right to use one copy of the enclosed FACE software program ("software") on a single computer. Purchase of a separate License is required for use on an additional computer or distribution on a Network for use by one or more networked computers.

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

 [4.)LIMITED WARRANTY, Glyko warrants that the enclosed software will perform as documented for a period of 90 days from the date of receipt.

 5.)NO Other WaRRANTIES , Glyko disclaims all other warranties, either expressed or implied.

 6.)LIMIT OF LIABILITY, In no event shall Glyko be liable for damages whatsoever. This includes without limitation, damages for loss of business profits, business interruption, loss of business information, loss of sample materials or any other consequential or pecuniary loss which may arise from the use or inability to use the software.]