Form 10QSB
period 1997-06-30
GLYKO BIOMEDICAL LTD
filed 1997-08-15
CIK 908401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ]   Quarterly  Report  Under  Section  13  or  15(d)  of  the
        Securities Exchange Act of 1934 For the quarterly period ended
                  June 30, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,523,044 common shares outstanding as of July 31, 1997.

                              GLYKO BIOMEDICAL LTD.
                                TABLE OF CONTENTS


                                                                           Page

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited).

  Consolidated Balance Sheets as of
  June 30, 1997 and December 31, 1996........................................3

  Consolidated Statements of Operations for the three
  and six month periods ended June 30, 1997 and 1996.........................4

  Consolidated Statements of Cash Flows for the six
  month periods ended June 30, 1997, and 1996................................5

  Notes to Consolidated Financial Statements.................................6

ITEM 2.

  Management's Discussion and Analysis
  or Plan of Operation.......................................................9

PART II. OTHER INFORMATION

  ITEM 1.  Legal Proceedings................................................15

  ITEM 2.  Changes in Securities............................................15

  ITEM 3.  Defaults upon Senior Securities..................................15

  ITEM 4.  Submission of Matters to a Vote of Security Holders .............15

  ITEM 5.  Other Information................................................15

  ITEM 6.  Exhibits and Reports on Form 8-K.................................15

Signature...................................................................16

                                                 PART I.


ITEM 1.  Financial Statements


                          GLYKO BIOMEDICAL LTD.
                       CONSOLIDATED BALANCE SHEETS
                     (unaudited, in U.S. dollars)


                                              June 30,                December 31,
                                                1997                      1996
                                      ---------------------     ----------------------
Assets
Current assets:
   Cash                                  $    510,417               $   210,992
   Trade receivables                          152,745                   156,176
   Inventories                                 75,793                    68,452
   Other current assets                        36,381                    26,025
                                      ---------------------     ----------------------
      Total current assets                    775,336                   461,645
Property, plant and equipment, net            164,676                   108,045
Other assets                                    2,206                     2,200
                                      ---------------------      ---------------------
      Total assets                       $    942,218               $   571,890
                                      =====================      =====================

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Accounts payable                      $    127,409               $   174,732
   Accrued liabilities                        157,659                   204,504
   Deferred rent and related costs            301,629                   269,718
   Payable to stockholder                     219,811                   219,811
                                      ---------------------     ----------------------
      Total current liabilities               806,508                   868,765

                                      ---------------------     ----------------------
      Total liabilities                       806,508                   868,765

Stockholders' equity (deficit):
   Common stock, no par value, unlimited
      shares authorized, 21,523,044 and
      17,243,044 shares issued and
      outstanding at June 30, 1997 and
      December 31, 1996, respectively      13,131,250                12,203,065
   Common stock warrants                      929,585                   433,897
   Accumulated deficit                    (13,925,125)              (12,933,837)
                                     ---------------------     ----------------------
      Total stockholders' equity (deficit)    135,710                  (296,875)
                                     ---------------------     ----------------------
      Total liabilities and
        stockholders' equity (deficit)   $    942,218               $   571,890
                                     =====================     ======================


                         See accompanying notes

                        GLYKO BIOMEDICAL LTD.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                        (unaudited, in U.S. dollars)



                                                Three Months Ended June 30,         Six Months Ended June 30,
                                               ---------------------------------    ----------------------------------
                                                    1997              1996               1997              1996
                                               ---------------   ---------------    ----------------  ----------------
Revenues:
     Sales of products and services             $    276,126      $    247,979       $     517,280     $     652,930
     Other revenues                                  378,115            11,740             628,135            49,830
                                               ---------------   ---------------    ----------------  ----------------
       Total revenues:                               654,241           259,719           1,145,415           702,760

Expenses:
     Cost of products and services                   161,024           112,189             259,175           258,819
     Research and development                        411,947           267,393           1,256,717           544,814
     Selling, general and administrative             329,291           348,464             643,746           723,706
                                               ---------------   ---------------    ----------------  ----------------
       Total expenses:                               902,262           728,046           2,159,638         1,527,339
                                               ---------------   ---------------    ----------------  ----------------
Loss from operations                                (248,021)         (468,327)         (1,014,223)         (824,579)
Interest income                                        6,076             3,794               7,999             7,439
Other income / (expense)                               7,682             9,341              14,936            13,129
                                               ---------------   ---------------    ----------------  ----------------
Net loss                                        $   (234,263)     $   (455,192)      $    (991,288)    $    (804,011)
                                               ===============   ===============    ================  ================

Net loss per common share                       $      (0.01)     $      (0.03)      $       (0.05)    $       (0.05)
                                               ===============   ===============    ================  ================

Weighted average number of shares
     used in computing per share amounts          21,523,044        15,155,922          19,501,933        14,863,557
                                               ===============   ===============    ================  ================



                             See accompanying notes

                      GLYKO BIOMEDICAL LTD.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (unaudited, in U.S. dollars)

                                                         Six months ended June 30,
                                                   ------------------------------------
                                                         1997                 1996
                                                   ----------------     ---------------
Cash flows from operating activities:
   Net loss                                         $     (991,288)      $    (804,011)

   Adjustments to reconcile net loss to
    net cash used in operating activities:
   Depreciation and amortization                            30,327              31,959
   Change in assets and liabilities:
      Trade receivables                                      3,431             186,264
      Inventories                                           (7,341)             (2,197)
      Other current assets                                 (10,362)               (482)
      Accounts payable                                     (47,323)            (33,987)
      Accrued liabilities                                  (46,845)            (29,979)
      Deferred revenue                                         -              (105,479)
      Deferred rent and related costs                       31,911              77,142
                                                    ----------------     ---------------
   Total adjustments                                       (46,202)            123,241
                                                    ----------------     ---------------
      Net cash used in operating activities             (1,037,490)           (680,770)

Cash flows from investing activities:
   Capital expenditures                                    (86,958)             (9,093)
                                                    ----------------     ---------------
      Net cash used in investing activities                (86,958)             (9,093)

Cash flows from financing activities:
   Repayments on capital lease obligation                      -               (10,396)
   Proceeds from the issuance of common
    stock and warrants                                   1,449,380           1,077,138
   Offering costs                                          (25,507)            (22,617)
                                                    ----------------     ---------------
      Net cash provided by  financing activities         1,423,873           1,044,125
                                                    ----------------     ---------------
Net increase in cash                                       299,425             354,262
Cash and cash equivalents, beginning of period             210,992             620,720
                                                    ----------------     ---------------
Cash and cash equivalents, end of period             $     510,417        $    974,982
                                                    ================     ===============

Supplemental disclosure of non-cash financing activities:
   Common stock and common stock warrants issued
   in exchange for financing services                $     160,881        $    129,539



                           See accompanying notes

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

     Basis of Presentation
     ---------------------
     The accompanying consolidated financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Glyko, Inc. and BioMarin Pharmaceutical, Inc. All significant intercompany accounts and transactions have been eliminated. The balance sheets as of June 30, 1997 and December 31, 1996 and the related statements of operations and cash flows for the periods ended June 30, 1997 and 1996 are unaudited but have been prepared on substantially the same basis as the annual audited financial statements. Certain reclassifications have been made to the consolidated financial statements in the prior periods to conform to classifications used in the current period. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for those periods presented. The unaudited results for the period ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year.

     The Company's Report of Independent Public Accountants for the year ended December 31, 1996 indicates that there is substantial doubt about the Company's ability to continue as a going concern reflecting both the necessity and the uncertainty of future funding. Such funding may come individually or collectively from stock issuances, licensing and marketing agreements or by collaborative research agreements with strategic partners. No assurance can be given that additional financing will be available or, if available, that it will be on terms acceptable to the Company or its stockholders. If adequate funding is not obtained, operations may be adversely affected. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will delay or eliminate expenditures in respect of certain products under development such as additional analytical kits and diagnostic tests in the event sufficient funding is unavailable. As a result of additional funding obtained in the third quarter of 1997 by BioMarin Pharmaceutical, Inc., as discussed in Note 3, the Company believes that its available cash will allow it to fund planned operations through the end of 1997.

     The accompanying financial statements should be read in conjunction with the Company's annual report on form 10-KSB for the fiscal year ended December 31, 1996.

     Product Sales
     -------------
     The Company recognizes product revenues and related cost of sales upon shipment of products. Service revenues are recognized upon completion of services as evidenced by the transmission of reports to customers. Other revenues, principally licensing and distribution fees, are recognized upon completion of applicable contractual obligations.

     Net Loss per Common and Common Equivalent Share
     -----------------------------------------------
     Net loss per common and common equivalent share is computed using the weighted average number of common shares outstanding during each period presented. Common equivalent shares from stock options and warrants are excluded from the computation if their effect is anti-dilutive.

     In 1997, the Company will report its loss per common and common equivalent share based upon the recently issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share". The pro forma effect of this accounting change on the six months ended June 30 is:

                                                        1997           1996
                                                       --------      --------
            Primary EPS as reported                    $ (0.05)      $ (0.05)
            Pro forma effect of SFAS No. 128              0.00          0.00
                                                       --------      --------
            Basic EPS pro forma                        $ (0.05)      $ (0.05)
                                                       ========      ========

            Fully Diluted EPS as reported              $ (0.05)      $ (0.05)
            Pro forma effect of SFAS No. 128              0.00          0.00
                                                       --------      --------
            Diluted EPS pro forma                      $ (0.05)      $ (0.05)
                                                       ========      ========

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Termination of Millipore Marketing Agreement
     --------------------------------------------
     Through 1993 and the first quarter of 1994 the Company sold its products directly and through sales to Millipore Corporation, ("Millipore") for resale. During this time Millipore held marketing rights to Glyko products under the terms of a distribution agreement between Millipore and the Company. Late in 1993 Millipore announced their intention to exit the bioscience business and in April 1994 Millipore and the Company agreed to terminate their distribution agreement. Millipore has granted the Company all marketing rights to Glyko analytic products and has waived its option to purchase the Company's analytic business. In turn, Millipore will receive 500,000 shares of Glyko Biomedical Ltd. common stock, subject to Canadian regulatory approval. In the third quarter of 1994, the Company recorded a charge to operations of $219,811 for costs related to the termination of the Agreement. This amount represents the estimated fair market value of stock to be issued as a result of the termination of the Agreement. The Toronto Stock Exchange has turned down the issuance of the 500,000 shares due to an arms-length issue and requires that an independent valuation be performed in order to reconsider the issuance of these shares. No such valuation has been performed to date.

3.   Private Equity Placement Offerings
     -----------------------------------
     During the second quarter of 1995, the Company closed a private equity placement offering (the Q295 Financing). Investors participating in the Q295 Financing purchased approximately 4.786 million units which each consisted of one share of common stock and one five year warrant to purchase one share of common stock. The Company issued units in exchange for cash, and also in exchange for the settlement of certain outstanding liabilities. The units were priced at Cdn.$0.80 with an exercise price on the warrant of Cdn.$0.90. The Company established a balance sheet value for the common stock warrants by subtracting the discounted fair market value for one share of the Company's common stock from the price of one unit. The common stock warrants expire in 2000. The Q295 Financing raised approximately $2.78 million, consisting of approximately $2.36 million in cash and $420,000 for the settlement of a stockholder/director bridge loan and certain other liabilities.

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

     In the third quarter of 1997, BioMarin raised $880,000 in a private placement financing. As a result of the financing, BioMarin issued common stock shares.

4.   Commitments
     -----------
     Related to a certain licensing agreement, the Company has agreed to issue 100,000 shares of the Company's common stock for further consideration. These shares were not issued as of June 30, 1997.

     BioMarin has agreed to fund research and development activities at various research facilities. Funding is expected to be $1,413,000 through the end of 1997 and $326,000 in 1998. The contracts can be terminated through 90-days written notice by either party.

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

Overview:

Glyko Biomedical Ltd. is a Canadian holding company that owns all of the capital stock of Glyko, Inc. and BioMarin Pharmaceutical, Inc. Glyko, Inc. and BioMarin Pharmaceutical, Inc. are operating companies based in California. The following discussion and the accompanying consolidated financial statements include the accounts of Glyko Biomedical Ltd., Glyko, Inc., and BioMarin Pharmaceutical, Inc. presented on a consolidated basis. Numerical references in the following discussion are rounded to the nearest thousand. Since its inception in October 1990, Glyko has engaged in research and development of new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. The Company has developed a line of analytic instrumentation laboratory products that include an imaging system, analysis software and chemical analysis kits. The Company is continuing to develop additional chemical kits for use with the imaging system, and is also developing a line of carbohydrate diagnostic products. In March, 1997, the Company raised Cdn.$2.0 million to fund the start-up of BioMarin Pharmaceutical, Inc. which was formed to develop the Company's pharmaceutical products. The Company has incurred a net loss in each period since its inception and expects to continue to incur losses at least through 1997. For the period from its inception to June 30, 1997, the Company has incurred cumulative losses of $13,925,000.

The Three Month Periods Ended June 30, 1997 and 1996

Revenue for the second quarter of 1997 was $654,000 and consisted primarily of sales of products and services of $276,000 and other revenues representing development and licensing fees of $350,000, and grant revenues of $28,000. Sales of products and services consisted of sales of chemical analysis kits, fees for custom and contract analytical services and sales of imaging systems. Revenue for the second quarter of 1996 was $260,000 and consisted of sales of products and services of $248,000 and other revenues of $12,000. Sales of products and services consisted of sales of imaging systems, sales of chemical analysis kits, and fees for custom analytical services. The increase in product revenues in the second quarter of 1997 compared to the same period in 1996 was due principally to increased sales volume due.

Cost of products and services in the second quarter of 1997 was $161,000 compared to $112,000 for the same period in 1996. Increased sales volume of products and increased cost of contract service revenues were the primary reason for the increase in cost of products and services.

Research and development expenses were $412,000 for the second quarter of 1997 compared to $267,000 for the same period in 1996. Research fees related to the development of BioMarin's pharmaceutical products were primarily responsible for the significant increase in overall expense. The Company anticipates that future BioMarin research and development expenditures will be funded by future 1997 financings for BioMarin.

Selling, general and administrative expenses were $329,000 in the second quarter of 1997, compared to $348,000 for the same period in 1996, a decrease of $19,000. The decrease is primarily due to the cut-back in staff in October 1996.

The Six Month Periods Ended June 30, 1997 and 1996

Revenue for the first six months of 1997 was $1,145,000 and consisted primarily of sales of products and services of $517,000 and other revenues representing development and licensing fees of $600,000 and grant revenues of $28,000. Sales of products and services consisted of sales of chemical analysis kits, fees for custom and contract analytical services and sales of imaging systems. Revenue for the first six months of 1996 was $703,000 and consisted of sales of products and services of $653,000 and other revenues of $50,000. Sales of products and services consisted of sales of imaging systems, sales of chemical analysis kits, and fees for custom analytical services. Other revenues consisted principally of grant revenues. The decline in product revenues in the first six months of 1997 compared to the same period in 1996 was due principally to reduced sales volume due to the relocation of the Company's California facilities in February which caused approximately eight weeks of delays in fulfilling orders.

Cost of products and services in the first six months of 1997 was $259,000 compared to $259,000 for the same period in 1996. Increased custom service revenues with lower profit margins was the primary reason for the increase in cost of products and services.

Research and development expenses were $1,257,000 for the first six months of 1997 compared to $545,000 for the same period in 1996. Research fees related to the development of BioMarin's pharmaceutical products were primarily responsible for the significant increase in overall expense. The Company anticipates that future BioMarin research and development expenditures will be funded by future 1997 financings for BioMarin.

Selling, general and administrative expenses were $644,000 in the first six months of 1997, compared to $724,000 for the same period in 1996, a decrease of $80,000. The decrease is mainly due to the cut-back in staff in October 1996 and the reduction in rent expense due to the Company's relocation of its California operations to a smaller facility in February, 1997.

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

On March 21, 1997, the Company closed a Cdn.$2.0 million financing (the
Q197 Financing) to fund the start-up of BioMarin Pharmaceutical, Inc. which was formed to develop the Company's pharmaceutical products. As a result of this financing, the Company issued 4.0 million units at Cdn.$0.50 per unit, each unit consisting of one common share and one common share purchase warrant. Each warrant can be exercised for one share of common stock at Cdn.$1.00 per share, expiring on March 21, 1999. An additional 280,000 units and 280,000 warrants valued at approximately $131,000 were distributed to the brokers in exchange for services rendered in connection with the Q197 Financing. The Company utilized the Black-Scholes model to value all the warrants issued in the Q197 Financing at approximately $496,000. The Company's net cash position increased by $299,000 in the first six months of 1997. Net cash proceeds of $1.424 million from the Q197 Financing were offset by cash used in operating activities of $1.037 million. Cash used in operating activities in the first six months of 1997 reflected the operating loss of $991,000 plus the payment of liabilities accrued on last year's books partially offset by the collections of accounts receivable and a deferral of payments for rent and related costs. Capital expenditures for the first six months of 1997 were relatively insignificant at $87,000.

Management believes the proceeds of the Q197 Financing, the one-time distribution agreement earned in the first six months of 1997 and an OEM agreement fee, a licensing and development fee and grant revenues earned in the second quarter of 1997 along with funds raised in BioMarin in a private placement financing of $880,000 in Q397 will allow the Company to maintain liquidity at least through the end of 1997. To maintain liquidity beyond the end of 1997, the Company will have to; raise additional capital, reduce expenses considerably, increase sales significantly, or realize some combination of these factors. There can be no assurance that the Company will be successful in maintaining liquidity. Management may consider selling certain assets or technology rights to raise additional capital. The Company will continue to seek additional funding through various means including but not limited to stock issuances, licensing and marketing agreements and collaborative research agreements with strategic partners. However, there can be no assurance that such agreements will be reached and that additional funding will be obtained. See "Risk Factors - Future Capital Requirements."

In 1997, management expects spending to increase due to the research and program expenses of BioMarin. It is anticipated that these expenditures will be funded by subsequent 1997 financings for BioMarin. The Company is not committed to make any significant capital expenditures.

                                  RISK FACTORS

Future Capital Requirements - Uncertainty of Future Funding

The Company's Report of Independent Public Accountants for the year ended December 31, 1996 indicates that there is substantial doubt about the Company's ability to continue as a going concern reflecting both the necessity and the uncertainty of future funding. Such funding may come individually or collectively from stock issuances, licensing and marketing agreements or by collaborative research agreements with strategic partners. No assurance can be given that additional financing will be available or, if available, that it will be on terms acceptable to the Company or its stockholders. If adequate funding is not obtained, operations may be adversely affected. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will delay or eliminate expenditures in respect of certain products under development such as additional analytical kits and diagnostic tests in the event sufficient funding is unavailable. As a result of additional funding obtained in the third quarter of 1997 by BioMarin Pharmaceutical, Inc., the Company believes that its available cash will allow it to fund planned operations through the end of 1997.
See "Management's Discussion or Plan of Operation - Liquidity and Capital Resources".

History of Operating Losses - Uncertainty of Future Profitability

The Company commenced its research activities in December 1990 and first recorded revenues in December 1992. The Company has not yet made a net annual operating profit. There is no assurance that sales will increase in future quarters. The accumulated deficit as of June 30, 1997 was approximately $13.9 million. The Company anticipates that operating losses may continue. See "Management's Discussion and Analysis or Plan of Operation."

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

Uncertainty of Regulatory Approval

The Company's diagnostics products will require regulatory approval by government agencies. This includes pre-clinical and clinical testing and approval processes in the U.S. and other countries. Compliance can take several years and require substantial expenditures. There can be no assurance that difficulties or excessive costs will not be encountered by the Company in this process or that required approvals will be obtained. The Company will not be able to market its diagnostic products until required approvals have been obtained.
                                       13

Dependence on Key Personnel

The Company's success will depend in large part upon its ability to attract and retain highly qualified scientific and management personnel. The Company faces competition for such personnel from other companies, academic institutions, government entities and other organizations. The Company depends on its key management, including John Klock and Christopher Starr, and the departure of either person could have a material adverse effect on the Company. Pursuant to employment contracts signed effective July 1, 1997, 30% of Klock's and Starr's time will be committed to Glyko, Inc. and 70% will be committed to BioMarin Pharmaceutical, Inc.

                                  PART II.


ITEM 1.  Legal Proceedings.                                           None

ITEM 2.  Changes in Securities:                                       None

ITEM 3.  Defaults upon Senior Securities.                             None

ITEM 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting, held on June 26, 1997, the Company's shareholders took the following action:

  (a) The following directors were elected to serve until the next Annual
        Meeting:

                                                             Vote
   Director Elected                    For                 Against              Withheld
   ----------------------       ------------------    -----------------      ---------------
   John C. Klock, M.D.               11,606,849               Nil                   200
   R. William Anderson               11,606,849               Nil                   200
   John H. Craig                     11,606,849               Nil                   200
   John S. Glass                     11,606,849               Nil                   200
   Gwynn R. Williams                 11,606,849               Nil                   200
   Mark I. Young                     11,606,849               Nil                   200

         (b) Arthur Andersen LLP was appointed as the Company's auditors, by a vote of 11,606,849 shares in favor, nil shares against, and 200 shares withheld.

               There were 9,915,995 shares which abstained from all matters presented to the meeting including broker non-votes.

ITEM 5.  Other Information.                                           None

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)   The following documents are filed as part of this report


  Exhibit 10.1, First Amendment to Bio-Rad Laboratories, Inc. Agreement
                (confidential portions of Exhibit 10.1 have been omitted pursuant to a request for confidential treatment and filed separately with the Commission)

  Exhibit 10.2, Array  Medical  License  and  Development
                Agreement (confidential portions of Exhibit 10.2 have been omitted pursuant to a request for confidential treatment and filed separately with the Commission)

  Exhibit 27,   Financial Data Schedule.

 (b)     Reports on Form 8K

         No reports were filed on Form 8-K during the three months ended June 30, 1997.

                                    SIGNATURE


                                  June 30, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                Glyko Biomedical Ltd.


Date:      August 13, 1997                      By:/s/ John C. Klock
                                                John C. Klock, M.D.
                                                President and Chief Executive
                                                Officer

             CONFIDENTIAL TREATMENT REQUESTED

FIRST AMENDMENT TO DEVELOPMENT AND SUPPLY AGREEMENT
AND TECHNOLOGY LICENSE AGREEMENT

         This is the First Amendment (the "Amendment") to that certain Development and Supply Agreement entered into as of February 16, 1995 (the "Supply Agreement") and that certain Technology License Agreement made and entered into as of February 16, 1995 (the "License Agreement") by and between Glyko, Inc. ("Glyko") and Bio-Rad Laboratories, Inc. ("Bio-Rad"). The Development and Supply Agreement and the Licensing Agreement are sometimes referred to hereafter as the "Agreements". This Amendment is entered into as of April 5, 1997 (the "Effective Date").

         In consideration of the mutual covenants set forth herein and in the Agreements, Glyko and Bio-Rad agree as follows:

         Priority. The parties agree that the Agreements are hereby amended as set forth in this Amendment. Any inconsistency between this Amendment and the Agreements shall be resolved in favor of the intent of the parties as expressed by this Amendment. Terms used herein with the initial letter capitalized which are not otherwise defined herein, shall have the meaning given said terms in the Agreements.

1.       Terms Concerning Bio-Rad License

         a. Exercise of License. Notwithstanding Sections 2.1 and 2.3 of the License Agreement, Bio-Rad's license under Section 2 of the License Agreement and Bio-Rad's right to request technology transfer under Section 2.3 of the License Agreement shall become effective upon the Effective Date. Upon the Effective Date, Glyko shall fulfill its obligations under Section 2.3 by performing the technology transfer described in Section 4.a.
of this Amendment.

         b. Modification of Termination. Section 9.1(b) of the Supply Agreement is hereby deleted. Notwithstanding Section 5.1(i) of the License Agreement, and Sections 9.1, 9.2 and 9.3 of the Supply Agreement, Glyko shall have no right to terminate the License Agreement, and the License Agreement shall not terminate, in the event that the Supply Agreement expires or is terminated. However, in the event that, on or after the fourth anniversary of the Effective Date, Glyko receives from Bio-Rad any order (whether under and in accordance with the Supply Agreement or otherwise) for any Current or Future Licensed Products, then Glyko shall have the right to terminate the license(s) granted to Bio-Rad under
Section 2 of the License Agreement (but not Bio-Rad's license to Sell Enzymes under Section 2 of the License Agreement) immediately upon giving written notice to Bio-Rad. However, Bio-Rad shall have the right to purchase and sell its completed outstanding, unfilled orders with Glyko and to complete all outstanding orders to Bio-Rad customers.

                       CONFIDENTIAL TREATMENT REQUESTED


         c. Scope of License. The definition of "Enzymes" in Section 1.3 of the License Agreement is modified by adding the following at the end of that section, before the period "which Glyko makes commercially available to customers through its catalog or other means as of or within thirty six
36)  months  after  the Effective Date".

Section 1.6 of the License Agreement is deleted and replaced with the following:
" 'Licensed Products' shall mean Current Licensed Products and Future Licensed Products. Licensed Products shall expressly exclude Enzymes unless and until Bio-Rad properly obtains the Enzymes under Section 1.d. of the First Amendment hereof, at which time such Enzymes shall be included in the definition of Licensed Products for the purposes of Sections 2.1, 2.2, 4.3, 4.4, 4.8, 8, 9 and 10 of the License Agreement."

A new Section 1.12 is added to the License Agreement as follows: "Current Licensed Products" shall mean products identical to the following Glyko products which Glyko makes generally available to its customers through its catalog or other means as of the Effective Date: the SE1000 Imager, the SE2000 Imager, the N-linked Profiling Kit, the O-linked Profiling Kit, the Monosaccharide Kit, the Deglycosylation Kit, the Deglycosylation Plus Kit, the N-linked Sequencing Kit, the Glycosaminoglycan Identification Kit, the Capillary Electrophoresis Kit, the Glycosphingolipid Kit, and non-enzyme components of the above such as N-linked Gels, O-linked Gels, Monosaccharide Gels, ANTS, ANDA, AMAC, buffers, standards and controls which infringe a Valid Claim of the Licensed Patents". The above-mentioned items infringe a valid claim of the licensed patents.

A new Section 1.13 is added to the License Agreement as follows: " 'Future Licensed Products' shall mean enhancements, improvements and future versions of the Current Licensed Products which Glyko makes generally available to its customers through its catalog and other means at any time six (6) months after the Effective Date and which infringe a Valid Claim of the Licensed Patents".

The words "in object code  format" are added to the first  paragraph  of Section
2.1 of the License Agreement after the words "FACE software". The words "pertaining to such technology" are deleted from subsection (ii) of Section 2.1 of the License Agreement.

The following are added as the second and third paragraphs of Section 2.1 of the License Agreement:

"In addition to the above license, Glyko grants to Bio-Rad a nontransferable, nonexclusive license, under the Licensed Patents and all intellectual property rights of Glyko in and to the Enzymes, to Sell Enzymes (which have been properly purchased by Bio-Rad under the Supply Agreement) worldwide within the field of Carbohydrate
                                   2

                   CONFIDENTIAL TREATMENT REQUESTED


Analysis solely for use in research and development of biological substances and not for use in non-research, clinical diagnosis and treatment of disease. Bio-Rad shall not manufacture Enzymes or enzymes derived from or using Enzymes except as permitted by this Agreement.

Bio-Rad shall not sell any Licensed Products to any third party that Bio-Rad is aware uses or supplies, directly or indirectly, such Licensed Products for the purpose of non-research, clinical diagnosis and treatment of disease".

The second sentence of Section 2.4 of the License Agreement is deleted.


         d. Back-Up License to Enzymes. Glyko shall, within 30 days after the Effective Date, at Bio-Rad's expense, deposit with the American Type Culture
Collection (the "ATCC") in Bio-Rad's name, clones of all Enzymes made commercially available by Glyko through its catalog as of the Effective Date, along with documentation necessary to grow the clones, purify them and perform quality control for them. Glyko shall, at Bio-Rad's expense, update such deposit periodically with improvements to such Enzymes made commercially available by Glyko through its catalog or other means within thirty six months after the Effective Date. If Bio-Rad elects to exercise its license to improved Enzymes, Glyko shall update its deposit at Bio-Rad's expense within 30 days of its notification by Bio-Rad of its election to license improved Enzymes. If available from ATCC, the parties agree to use their best efforts to have ATCC agree not to transfer or release such clones to Bio-Rad unless and until Glyko shall: i) institute insolvency, receivership or bankruptcy proceedings or any other proceedings for the settlement of its debts, ii) have such proceedings instituted against it, which are not dismissed or otherwise resolved in Glyko's favor within sixty (60) days thereafter, iii) make a general assignment for the benefit of creditors, iv) dissolve or cease to conduct business in the normal course, or v) if Glyko is unable to supply Bio-Rad any Enzymes for a period of 180 days. In addition, Bio-Rad hereby represents and warrants to Glyko that Bio-Rad shall not request any transfer or release of such clones to Bio-Rad, nor accept any such transfer or release, unless and until Glyko shall i) institute insolvency, receivership or bankruptcy proceedings or any other proceedings for the settlement of its debts, ii) have such proceedings instituted against it, which are not dismissed or otherwise resolved in Glyko's favor within sixty (60) days thereafter, iii) make a general assignment for the benefit of creditors,
iv) dissolve or cease to conduct business in the normal course or v) if Glyko is unable to supply Bio-Rad any Enzymes for a period of 180 days.

Upon Bio-Rad's obtaining the Enzymes in accordance with this Section 1.d, Glyko shall grant to Bio-Rad, and does hereby grant to Bio-Rad, a nontransferable, nonexclusive license, under the Licensed Patents and all intellectual property rights of Glyko in and to the Enzymes, to manufacture, use and Sell enzymes derived from or using Enzymes which are identical to the Enzymes, provided, that Bio-Rad shall manufacture, use and Sell such identical enzymes solely within the field of Carbohydrate Analysis for use in research and development of biological substances and not for use in non-research, clinical diagnosis or treatment of disease. Bio-Rad shall not sell any Licensed Products to any party that Bio-Rad is aware uses or supplies, directly or indirectly, such Licensed
                                 3

                       CONFIDENTIAL TREATMENT REQUESTED

Product for the purpose of diagnosis and treatment of disease. Upon the granting of the above license, the enzymes manufactured by Bio-Rad shall be included in the definition of Licensed Products for the purposes of Sections 8, 9 and 10 of the License Agreement.

Section 5.3 (c) of the License Agreement is hereby deleted.

e. Due Diligence in Manufacturing Products. On and after the Effective Date, Bio-Rad shall use all reasonable efforts to begin manufacturing and have manufactured the Licensed Products. In all events, as of the fourth anniversary of the Effective Date, Bio-Rad shall manufacture and have manufactured the Licensed Products and Future Licensed Products (with the exception of enzymes except as expressly permitted by this Amendment).

f. Royalties on Licensed Products. Section 4.2 of the License Agreement is deleted and replaced with the following: "In consideration of the licenses granted to it under this Agreement, Bio-Rad shall pay to Glyko royalties equal to XXXXXX of Net Sales of (i) Future Licensed Products and (ii) enzymes manufactured by or for Bio-Rad (upon Bio-Rad's obtaining the Enzymes in accordance with Section 1.d. of the First Amendment hereof) which are derived from or use the Enzymes".

2.       Terms Concerning Supply by Glyko to Bio-Rad

         a.       Discontinuance of Minimums and Technology Access Fees.
 In consideration of the first payment made by Bio-Rad under Section 3.a.i. of this Amendment, Sections 4.2(e) and 4.2(f), (along with Exhibit C ) of the Supply Agreement, as well as Sections 5.2 and 5.3 thereof are deleted, provided that the second payment is made in accordance with this Agreement.

         b. Term of Agreement. The phrase "December 31, 1997" in Section 9.1(a) of the Supply Agreement is replaced with "the fourth anniversary of the Effective Date of the First Amendment to Development and Supply Agreement and Technology License Agreement entered into between the parties." The following is added at the end of the same Section 9.1(a), before the period: "; provided, that (i) this Agreement shall continue in force and effect solely with respect to Bulk Enzymes (and no other products) until the eighth anniversary of the Effective Date and (ii) in the event that the License Agreement is terminated by Glyko under Section 1.b of the First Amendment hereof, this Agreement shall continue in force and effect until the eighth anniversary of the Effective Date. If Glyko is the sole source of an Enzyme Bio-Rad sells, then Glyko will continue to supply Bio-Rad with bulk quantities of such Enzyme at the then-existing discount to Bio-Rad until such time as an alternate source for the Enzyme is available to Bio-Rad. "

         c. Addition of Enzymes. The Enzymes shall be included within the Supply Agreement as products to
                                   4

                   CONFIDENTIAL TREATMENT REQUESTED

be supplied to Bio-Rad under the Supply Agreement in accordance with the terms and conditions of the Supply Agreement applicable to the "Modified FACE Products". Glyko shall be the sole owner of all Intellectual Property with respect to the Enzymes.

         d. Prices. Section 4.2(b)(ii) of the Supply Agreement is deleted. Section 4.2(c) of the Supply Agreement is deleted. Exhibit B of the Supply Agreement is hereby deleted and replaced with the following:


         PRICING DISCOUNTS


                                Individual             Individual Orders
                                 Orders                $50,000 or over In
                               Under $50,000           Purchase Price
                                In Purchase
                                  Price

1. FACE Kits                       XX                       XX
2. FACE Hardware                   XX                       XX
3. Pre-cast Gels                   XX                       XX
4  Capillary Electrophoresis
   Reagents                        XX                       XX
5. Hardware not Manufactured
   by Glyko                        XX                       XX
6. FACE Software                   XX                       XX
7. Resale Enzymes                  XX                       XX

                           Individual Orders            Individual Orders
                     Under $50,000 In Purchase Price  $25,000 or over In
                                                       Purchase Price for
                                                          One Enzyme
8.  Bulk Enzymes                   XX                       XX



                  As used above, "Resale Enzymes" shall mean Enzymes packaged in tubes to be resold in such tubes and "Bulk Enzymes" shall mean a single amount of Enzyme purchased from Glyko in minimum orders of $25,000 per individual order per Enzyme type.

         e. Additional Terms and Conditions. Glyko shall ship all orders submitted by Bio-Rad and accepted by Glyko under Section 4.2(h) of the Supply Agreement within forty-five (45) days after Glyko's acceptance, provided that
(i) no such order (and no orders in the aggregate within 90 days of each other) exceed(s) 150% of the largest individual order previously submitted by Bio-Rad for the same item and (ii) Bio-Rad's orders are submitted along with all necessary labels, paperwork, packaging, instructions and other items reasonably necessary for Glyko to make a shipment acceptable to Bio-Rad. In the event that, subject to the foregoing provisions, Glyko fails to ship any such order within forty five (45) days after Glyko's acceptance, Glyko shall give Bio-Rad a credit against future purchases by Bio-Rad under the Supply Agreement in the amount of one percent
                                  5

                       CONFIDENTIAL TREATMENT REQUESTED

(1%) of the purchase price of such order per day for each day beyond the 45-day period that Glyko fails to ship such order up to a maximum of 30% of the value of such delayed order. In the event that, subject to the foregoing provisions, Glyko fails to ship any such order within seventy five ( 75 ) days after Glyko's acceptance, Glyko shall be deemed in default under the Supply Agreement.

         f. Most Favored Reseller. Section 4.2(d) of the Supply Agreement is modified to read as follows:

         "Upon Bio-Rad's written request from time to time, Glyko will make available to Bio-Rad discounts which are equal to the lowest provided to any other reseller of Glyko's Products which require similar services by Glyko to reseller such as: (i) applying their labels, (ii) including in the packaging of the products manuals, quality control documents, certifications and/or other documents provided by such reseller and (iii) designing custom packaging according to such reseller's specifications, or using artwork provided by such reseller for packaging, to the extent that Bio-Rad orders substantially similar quantities as such reseller and meets any additional provisions (such as payments, minimum purchases, and other considerations) met by such reseller. The foregoing provisions shall exclude (a) resellers who are parent corporations, subsidiaries of Glyko, (b) one-time sales to actual or prospective investors in Glyko and companies in which Glyko has invested at least a 5% equity stake and
(c) one-time sales to present and prospective suppliers to Glyko.

         g. Price Protection. In the event that, at any time during the term of the Supply Agreement, Bio-Rad is the sole customer of Glyko for the FACE Kits, Enzymes, FACE Hardware or Capillary Electrophoresis Reagents, then during the time that Bio-Rad is the sole customer, Glyko will supply Bio-Rad with FACE Kits, Enzymes, FACE Hardware and Capillary Electrophoresis Reagents at the discount rate in effect at the time that Bio-Rad becomes the sole customer. Additionally, in order to limit unreasonable increases in prices Glyko charges Bio-Rad for such sole-source products, Glyko agrees not to increase such cost to Bio-Rad by more than 10% per annum except as required by an increase in cost of goods or raw materials , license or royalty payments or other reasonable costs incurred during the usual course of business.
                                   6

                          CONFIDENTIAL TREATMENT REQUESTED

3.       Consideration to Glyko; Issuance of Shares

         a. Consideration to Glyko. In addition to all other amounts payable by Bio-Rad under the Supply Agreement and the License Agreement (except
Section 4.1 of the License Agreement as set forth below), Bio-Rad shall make payments to Glyko as follows:

                  i. License Fee. Bio-Rad shall pay Glyko the sum of XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX within seven (7) days after the Effective Date. In addition, Bio-Rad shall pay Glyko the sum of XXXXXXXXXXXXX XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXupon the earlier of: (i) the completion of the technology transfer contemplated in Section 4.a. below or (ii) the six month anniversary of the Effective Date. Upon Bio-Rad's payment of the foregoing amounts, no fees shall be due by Bio-Rad under Section 4.1 of the License Agreement.

                  ii. Technology Transfer Fees. Bio-Rad shall, within 30 days after the date of Glyko's invoice therefor, pay Glyko for each hour that Bio-Rad employees are at Glyko's premises observing manufacturing processes and procedures for the products set forth in Appendix A and/or copying Glyko Information (as defined in Section 4.a. below). The hourly fee (prorated in 15-minute increments for partial hours) shall be (i) $45.00 for observation and/or copying by Bio-Rad employees without the assistance of Glyko personnel, or (ii) $95.00 per hour (prorated in 15-minute increments for partial hours) for observation and/or copying by Bio-Rad with the assistance of Glyko personnel and for any other time that Bio-Rad employees use the assistance of Glyko personnel.

                  iii. Modifications to Software and Browser. In consideration of Glyko's obligations under Section 4.b below, Bio-Rad shall pay Glyko the sum of XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX at the time Bio-Rad requests such work under Section 4.b. below.

         b. Issuance of Shares to Bio-Rad. Glyko shall, promptly after Glyko's receipt of the XXXXXXXXXX payment in Section 3.a.i. above, obtain the necessary corporate approvals and request approval from the Toronto Stock Exchange for the issuance and placement in escrow with Montreal Trust of XXXXXXXXXXXXXXXXXXX XXXXXXX common shares of Glyko Biomedical Ltd. Under the escrow agreement between Glyko and Bio-Rad and Montreal Trust, Bio-Rad may not sell or otherwise transfer any such shares until the two year anniversary of the issue date, and thereafter Bio-Rad may sell or otherwise transfer no more than XXXXXXXXXXXXX XXXXXX of such shares in any consecutive three month period. Upon the receipt of the XXXXXXXXXX payment in Section 3.a.i above, Glyko, Bio-Rad and Montreal Trust will execute the escrow agreement and the shares will be transferred to Bio-Rad.
                                  7

                        CONFIDENTIAL TREATMENT REQUESTED



4.       Technology Transfer; Modifications to Software and Browser

a. Technology Transfer. Upon the Effective Date, Glyko shall provide Bio-Rad with ten copies of the written specifications for all of the items listed on Appendix A hereto. In no event shall Bio-Rad copy such specifications. Such specifications shall be treated as Confidential Information of Glyko and protected under the provisions of Section 7 of the License Agreement.

On and after the Effective Date, but not after the fourth anniversary of the Effective Date, Glyko will permit Bio-Rad personnel (not exceeding five at any one time) to visit Glyko's premises and observe manufacturing processes and procedures for the products set forth in Appendix A and/or to copy all Glyko information necessary to enable Bio-Rad to manufacture the Glyko products listed in Appendix A hereto and any Future Licensed Products (the "Glyko Information"). Glyko shall, upon Bio-Rad's reasonable request and subject to Glyko personnel's' availability, make Glyko personnel available to Bio-Rad during such visits and otherwise to enable Bio-Rad to observe manufacturing processes and procedures for the products set forth in Appendix A and/or to copy the Glyko Information.

With respect to Future Licensed Products, Glyko shall provide Bio-Rad with items 7-9 of Appendix A for such Future Licensed Products promptly after Bio-Rad's written request therefor which request references this Section 4.a.

         b. Modifications to Software and Browser. Upon Bio-Rad's written request, Glyko agrees to modify the current version of Glyko's FACE software (including the Web browser) in accordance with Appendix B. Modifications to such software and browser other than those set forth in Appendix B, if any, shall be governed by the provisions of Section 2 of the Supply Agreement. Upon the completion of such modifications, such modified FACE software shall (i) be available for purchase by Bio-Rad as part of FACE Hardware under the Supply Agreement and (ii) be included within the Licensed Products under the License Agreement for the purposes of the License Agreement.

5. Repurchase of Inventory by Glyko. Glyko shall have no obligation on or after the Effective Date to repurchase any products in Bio-Rad's inventory which Bio-Rad received or receives from Glyko.

6. Effectiveness of License Agreement and Supply Agreement. Except as modified or deleted under the terms of this Amendment, all terms and conditions of the License Agreement and the Supply Agreement shall remain in full force and effect.

7. Waiver of Breaches Prior to Effective Date. Each party, on behalf of itself and its past and present Affiliates, directors, officers, employees, agents, partners, representatives, successors and assigns, hereby releases, acquits and forever discharges the other party and its past and present Affiliates, directors, officers, employees, agents, partners, representatives, successors, assigns, and direct, indirect, mediate and
                                    8

                       CONFIDENTIAL TREATMENT REQUESTED

immediate customers (the "Released Parties"), from any and all actions, causes of action, claims, counterclaims, demands, damages, debts, obligations and liabilities, of whatever kind or nature, at law or in equity, known or unknown, existing or in the future, which relate to or arise out of the subject matter of, and/or the occurrences surrounding any and both of the License Agreement and the Supply Agreement. As used in this Section 7, an "Affiliate" of a party shall mean any corporation or other business entity which directly or indirectly controls, is controlled by, or is under common control with the subject entity.

IN WITNESS WHEREOF, the parties have executed this Amendment as of the Effective Date.

BIO-RAD LABORATORIES, INC.                      GLYKO, INC.



By: /s/ Sandfor Wadler                          By:/s/  John C. Klock

Name:  Sanford Walder                           Name John C. Klock

Title: Vice President                           Title:  President

                       CONFIDENTIAL TREATMENT REQUESTED

         Appendix A

         Technology Transfer Items

1. Working mechanical drawings for SE-1000 Imager sold by Bio-Rad to it customers as of the Effective Date.

2. Bill of Materials for SE-1000 Imager sold by Bio-Rad to its customers as of the Effective Date.

3. Names and addresses of all Glyko suppliers of parts for the SE-1000 Imager sold by Bio-Rad to its customers as of the Effective Date.

4. Working mechanical drawings for SE-2000 Imager sold by Glyko to its customers as of the Effective Date.

5. Bill of Materials for the SE-2000 Imager sold by Glyko to its customers as of the Effective Date.

6. Names and addresses of all Glyko suppliers of parts for the SE-2000 Imager sold by Glyko to its customers as of the Effective Date.

7. Names and addresses of all Glyko suppliers of parts (excluding any Enzymes) for all of the following Glyko FACE kits sold by Glyko to its customers as of the Effective Date: the SE1000 Imager, the SE2000 Imager, the N-linked Profiling Kit, the O-linked Profiling Kit, the Monosaccharide Kit, the Deglycosylation Kit, the Deglycosylation Plus Kit, the N-linked Sequencing Kit, the Glycosaminoglycan Identification Kit, the Capillary Electrophoresis Kit, the Glycosphingolipid Kit, and non-enzyme components of the above such as N-linked Gels, O-linked Gels, Monosaccharide Gels, ANTS, ANDA, AMAC, buffers, standards and controls.

8. Bill of Materials (excluding Enzymes) for all of the following Glyko FACE kits sold by Glyko to its customers as of the Effective Date: the SE1000 Imager, the SE2000 Imager, the N-linked Profiling Kit, the O-linked Profiling Kit, the Monosaccharide Kit, the Deglycosylation Kit, the Deglycosylation Plus Kit, the N-linked Sequencing Kit, the Glycosaminoglycan Identification Kit, the Capillary Electrophoresis Kit, the Glycosphingolipid Kit, and non-enzyme components of the above such as N-linked Gels, O-linked Gels, Monosaccharide Gels, ANTS, ANDA, AMAC, buffers, standards and controls.

9. Standard operating procedures (excluding Enzymes) for all of the following Glyko FACE kits sold by Glyko to its customers as of the Effective Date: the SE1000 Imager, the SE2000 Imager, the N-linked Profiling Kit, the O-linked Profiling Kit, the Monosaccharide Kit, the Deglycosylation Kit, the
Deglycosylation  Plus Kit, the N-linked  Sequencing  Kit, the  Glycosaminoglycan
Identification Kit, the Capillary Electrophoresis Kit, the Glycosphingolipid Kit, and non-enzyme components of the above such as N-linked Gels, O-linked Gels, Monosaccharide Gels, ANTS, ANDA, AMAC, buffers, standards and controls.

10. Source code for the 2.48 version of the FACE software, as it exists as of the Effective Date.
                                    10

                          CONFIDENTIAL TREATMENT REQUESTED

         Appendix B

         Cosmetic Changes to Software and Browser

         Glyko will make changes to its FACE version 2.48 analytic software. Improvements shall consist of (i) inclusion of the ability to colorize gel banding patterns and a proprietary camera driver for the Glyko-manufactured CCD camera, (ii) adding the current proprietary Glyko-created Web browser which will access the Bio-Rad home page on the World Wide Web instead of the Glyko home page and the pull-down menus will be changed to conform to the same number of Bio-Rad home page locations and (iii) ensuring that every place that the current version 2.48 Glyko FACE software says "Glyko" it is replaced with "Bio-Rad" and every place there is "FACE" will be replaced with "GelDoc."




::ODMA\PCDOCS\SQL2\320117\2



::ODMA\PCDOCS\SQL2\320117\2

                        CONFIDENTIAL TREATMENT REQUESTED

                       LICENSE AND DEVELOPMENT AGREEMENT

          This agreement, is made and entered into as of the 23rd day of April 1997; ("Effective Date") by and between Array Medical, Inc., a New Jersey Corporation, having its principal place of business at One Harvard Way, Hillsborough Campus, Somerville, New Jersey 08876 ("Licensee") and Glyko, Inc., a Delaware Corporation, having its principal place of business at 11 Pimentel Court, Novato, California 94949 ("Licensor").

          WHEREAS   Licensor   acknowledges   that   Licensee   has   marketing,
 development, and distribution expertise in the field of non-centralized laboratory, alternate site marketplaces and

          WHEREAS Licensor has proprietary Technology relating to carbohydrate analysis, including, without limitation, patents, patent applications, know-how and other proprietary information and:

          WHEREAS Licensee desires to license Licensor's Technology in the Field as defined herein for measuring heparin and/or AT-III and/or other hemostasis related factors and/or drugs and/or glucose in body fluids and/or tissues.

          NOW, THEREFORE, in consideration of the mutual promises and valuable consideration set forth herein, and intending to be legally bound hereby, the parties agree as follows:

 1. DEFINITIONS:

          "Field" shall mean non-centralized laboratory and other hospital alternate site testing locations' including, but not necessarily limited to general medical wards, surgery suites, 'renal dialysis sites, interventional radiology laboratories, neonatology suites, obstetrics and gynecology suites,. neurology. suites, critical care departments, catheterization labs, and other similar specialty procedural medicine locations or stat labs adjacent, connected or near to these locations whether or not these alternate site: settings are managed and/or staffed by hospital or non-hospital clinical laboratories. As further clarity, centralized hospital clinical laboratories, free-standing independent clinical laboratories, physician office laboratories and consumer, over-the-counter markets are excluded from the Field.

         "Jointly Held Technology" shall mean new inventions, whether or not patentable,: which result from the development work funded by Licensee. Jointly Held Technology will be owned jointly by the Licensor and Licensee.

          "Know-how" shall mean trade secrets, developments, inventions, discoveries, concepts, ideas, formulations, research or other materials, designs, equipment, apparatus, processes, methods techniques and plans, whether or not patented or patentable, as well as related know-how and improvements, modifications or other derivations thereof, relating to, or used in connection with, the Technology.

                    CONFIDENTIAL TREATMENT REQUESTED

           "Major Country" is defined as the United States, Canada, Mexico, United Kingdom, France, Germany, Italy, Japan, China, Australia, Spain, Russia, Sweden, the Czech Republic, Poland, and Hungary.

           "Net Sales" shall mean the gross sales revenues received from Products sold by Licensee, minus any transportation charges incurred by Licensee, (other than those specifically reimbursed to or by a third party) trade class discounts and rebates, quantity or cash discounts allowed or paid by Licensee. credits or allowances given or made on account of returns, recalls or rejections of previously delivered Products, insurance and sales or excise taxes and other governmental charges or duties imposed on the import or export of Products.

           "patents" shall mean all right, title and interest in and to all patents and patent applications, all divisions, continuations, reissues, substitutes and extensions thereof, as well as the inventions described and claimed therein and all US or foreign patents which may be granted thereon, relating to, or used in conjunction with the Technology.

           "Products" shall mean products which, at the time of sale by Licensee are used to measure heparin and "Additional Products" shall mean AT-III and/or other hemostasis related factors and/or drugs and/or glucose in body fluids and/or tissues both or either of which type of product (a) are at least partially covered by one or more pending claims of an application or one or more valid claims of a patent within the Patents, and/or (b) are produced, processed, or otherwise manufactured by: any method and/or process covered by one or more pending claims of an application or one or more valid, claims of a patent within the Patents, and/or (c) utilize proprietary Know-how of Licensor and/or (d) utilize Jointly Held Technology

                  "Integrated Systems Products" shall mean Products and /or Additional Products-which accept a sample from an automatic sample transport device and automatically performs many tests in a given period of time and records, manages, and displays the results. Licensee presently envisions that such Products and Additional Products will be developed by a third party using said party's technology licensed to Licensee.

                  "Stand-Alone Products" shall mean Products and/or Additional Products which require the sample to be manually transported to an analyzer and where tests are performed singly.

         "Product Development Agreement" shall mean an agreement, between Licensor and Licensee and for which agreement cannot be unreasonably withheld or delayed, which will include a Product Development Plan with funds for such development provided by Licensee.

         'Product Development Plan" shall mean a plan (for either or both a Stand-Alone or Integrated. Systems Product), devised and agreed to by Licensor and Licensee, the agreement to which cannot be unreasonably withheld or delayed, which sets out the specific objectives and development endeavors for the completion of production-ready Products suitable for clinical and/or field trials.

                            CONFIDENTIAL TREATMENT REQUESTED

         "Prototype Product Performance Objectives" are, using whole blood or other samples designated by Licensee, a prototype reagent and instrument system that performs a quantitative, solid phase, fluorescent assay of heparin in less than five minutes in the range of 2-10 U/ml using a reader which provides digital read-out and memory/plot functions and includes a kit with appropriate standards, controls and protocol with the projected cost of goods of the instrument (reader and software) of XXXX as a target and a maximum of XXXXXXX.

         "Sub-License Revenues" are those up-front, if any, sub-license fees (excluding payments for services) and royalties received by Licensee which are derived from the grant of sub-license rights to Technology in the Field.

         "Technology" shall mean including, without limitation, Patents,:
Know-how and other proprietary information owned and/or developed and/or licensed by Licensor, including: all improvements, which are or may be applicable to the Field.

2. GRANT

         A. Licensor grants to Licensee a worldwide sole and exclusive license to Technology and to make, have made, use, import, export and/or sell Products in the Field, both Stand-Alone and Integrated Systems Products.

        B. Subject to 38 below, the life of the License is the greater of the 1ife of the last to expire patent in each Major Country on Licensor's Technology or Jointly Held Technology or if no patents issue in a Major Country or sales are in other than a Major Country, ten years from the Effective Date.

        c. Licensor grants Licensee an option to solely and exclusively license and enter into a development agreement (similar in structure and terms to this agreement)for Additional Products in the Field, including, but not limited to, ATIII, Functional Heparin, Glucose or others which may be designated by Licensee. This option will expire 90 days from achievement of the Prototype Product Performance objectives unless extended by mutual agreement. Exercise of this option for any one Additional Product will extend the option for 90 days following demonstration of feasibility for each subsequent Additional Product.

        D. Licensor grants Licensee rights to sub-license the Technology with respect to products and Additional Products which are licensed in accordance with 2C and Licensee agrees to pay Licensor XXX of all Sub-License Revenue received by Licensee.

                         CONFIDENTIAL TREATMENT REQUESTED

3. TERMS

         A. In exchange for the Grant, Licensee will pay Licensor a license and development fee of XXXXXXXXXXXXXXXX of which will be paid to Licensor at execution, XXXXXXXX at each of 2 subsequent 60 day periods thereafter and XXXXXXXX of which will be paid to Licensor upon achievement of the Prototype Product Performance Objectives which Licensor will, with all reasonable efforts and diligence, endeavor to achieve within 6 months from execution. This fee will include (a) all time and materials necessary for Licensor to perform work to achieve the Prototype Product Performance Objectives (b) the transfer to Licensee or its designee of research quantities of reagents, enzymes, controls, calibrators, etc. and (c) consultation and transfer of Know-How regarding use of the Technology in an Integrated Systems Product.

         B. The license granted in 2A will lapse unless Licensee commences preparations for the final development and manufacturing of either a Stand-Alone or Integrated Systems Product, either by Licensor or another supplier selected by Licensee, within: 90 days from the day of achievement of the Prototype Product Performance Objectives. If development is to be done by Licensor, Licensee will give notice to Licensor within the 90 day period and the development will be done in accordance with a Product Development Agreement.

        C. Licensee will pay Licensor a royalty of XXX of Licensee's Net Sales of-Integrated Systems Products (unless Licensor is the developer of said Product in which case the royalty will be XXX) and a royalty of XXX on Licensee's Net Sales of Stand-Alone Products. Such royalties, as well as revenues received from sub-licenses, will be-paid to Licensor by Licensee within 60 days following the end of each calendar quarter. Any licensing fees and/or royalties due third parties in order to practice any of Licensor`s Technology will be paid by Licensor. Any licenses and/or royalties due third parties in order for Licensee to practice any of the Jointly Held Technology will be paid by Licensee.

        D Following successful completion of the objectives as set out in the Product Development Plan, Licensor and Licensee will enter into one or more supply agreements wherein Licensor will supply Licensee (or its designee) with Products or components, e.g., enzymes, fluorophores, readers, etc. of Products providing that Licensor can sell such Products or components to Licensee at the lowest available prices based upon competitive comparisons.

                      CONFIDENTIAL TREATMENT REQUESTED



 4.      PATENT PROSECUTION



         To the extent that Products which result from the development work funded by Licensee utilize Technology, Licensor will be responsible for prosecuting and maintaining Patents derived from such Technology.

 B To the extent that Jointly Held Technology is patentable, Licensee will be responsible. for prosecuting and maintaining such patents. Each party will have the right to use, royalty free, such Jointly Held
         Technology for its own products and to sub-license Jointly Held Technology, providing that the other party agrees, and such agreement shall not be unreasonably withheld or delayed to the terms of such sub-licenses. All consideration from such sub-licenses, excluding payments for services, will be shared equally by the parties.

5. PATENT INFRINGEMENT

                 Should Licensor or Licensee become aware of a product in commerce in the Field: and which appears to infringe Licensor's Patents and/or patents which are included in Jointly Held Technology in any geographic territory, the party discovering the alleged infringer will notify the other immediately.

        B. Licensee will cooperate with Licensor in all reasonable ways with respect to the potential infringer in the Field and action against the infringer will be taken at Licensee's expense and will be initiated at the sole discretion of Licensee. Licensor agree to be a named party in any suit and will cooperate in all reasonable ways with Licensee and its counsel. If suit against the alleged infringing party is brought in Licensee's name, consideration, if any, obtained as a result of successful action against an infringer will be paid to Licensee which will
                 1) subtract from such amounts expenses it incurred during the action including legal fees, court fees, travel and related expenses and management time at a reasonable rate and 2) for a Stand -Alone Product pay XXXXXXXXXXXXXXXXXXX of the remaining amounts, if any, to Licensor and for an Integrated Systems Product, pay XXXX of the remaining amounts, if any. If suit against is brought in Licensor's name Licensor will l) subtract from such amounts expenses it incurred during the action including legal fees, court fees, travel and related expenses and management time at a reasonable rate and 2) for a Stand -Alone Product retain XXXXXXXXXXXXXXX of the remaining amounts, if any, and for an Integrated Systems Product, retain XXX of the remaining amounts, if any, paying the remaining amount to Licensee. Licensee can seek injunctive relief or settlement action at its sole discretion.

                          CONFIDENTIAL TREATMENT REQUESTED



          C. Should Licensee or Licensor be notified by another party that said other party believes Licensor and Licensee are infringing their rights in using the Technology and/or Jointly Held Technology in the Field, Licensor and Licensee will collaborate in all reasonable ways with regard to a position Licensee should take with respect to such claims of infringement and action, at Licensee's sole discretion, will be decided upon and taken. Licensee will bear the full expense of any action and defense and will retain any award of damages.

6. RECORDS

          A. Licensee will, within 60 days after the end of each calendar quarter during the term of this Agreement, provide Licensor an accounting indicating the unit sales for each calendar quarter and a calculation of royalties, license and sub-license fees due Licensor.

          B. Licensor will have the right, one time per year and during normal business hours, to examine Licensee's records solely with respect to determining royalties due Licensor. Licensor will also have the right, one time per year, to request an audit of Licensee's records solely for purposes of determining royalties due. If said audit uncovers a discrepancy in royalty due Licensor of 10% or greater, such payment necessary to adjust royalties will be paid to Licensor within 30 days and Licensee shall pay for said audit. If results of the audit show a discrepancy in royalty due Licensor of less than 10% or if results of the audit show that Licensee has overpaid Licensor, Licensor shall pay for the cost of the audit.

         C. Licensee shall retain records which pertain to royalties for at least 5 years for each year of commercial sale, defined as sale of Product to unaffiliated parties.

7. CONFIDENTIALITY AND NON-COMPETE

         A. Licensor agrees to maintain the confidentiality of all information obtained from and developed by Licensee, including Jointly Held Technology. Licensee agrees to maintain the confidentiality of all information obtained from Licensor, including design and related issues. Where necessary to disclose such information to a third party in order to exercise its rights herein under, Licensee will require said third party to first be obligated to keep such information confidential. Neither Licensor nor Licensee is bound by this provision if and when such information becomes public knowledge, other than by Licensee or Licensor making such information public in contravention to this paragraph.

         B. Licensor agrees to not compete against Licensee in any way with respect to the Field for the period of Grant.

                              CONFIDENTIAL TREATMENT REQUESTED

S. REPRESENTATIONS

         A. As of the date hereof, Licensor represents and warrants to Licensee that Licensor is a duly authorized and validly existing corporation organized under the Laws of the State of Delaware and has the unrestricted power and authority and the unqualified right to execute, deliver and perform this agreement and to consummate the transactions contemplated hereby. Moreover, Licensor represents and warrants the neither the execution nor the compliance with or fulfillment of terms and provisions hereof conflict with, breach or violate any agreement, obligation, contract, mortgage, lien, lease, or other instrument or restriction to which the Licensor is or becomes party. Additionally, Licensor warrants that Licensor has good, void, and marketable title to the Technology, free and clear of any lien, restriction, security interest or encumbrance and that Licensor has not granted and will not grant any license or similar rights to any other entity or party with respect to the Technology that would limit in any way the rights of the Licensee as contemplated herein.

         B As of the date hereof, Licensee represents to Licensor that Licensee is a duly authorized and validly existing corporation organized under the laws of the state of New Jersey and has the requisite power and authority to enter into and carry out the terms and conditions of this Agreement. Additionally, Licensee warrants that all corporate action required to be taken by
                Licensee  to  consummate  this  Agreement  and the  transactions contemplated herein has been taken and no further approval of any Board, court, or other governmental body is necessary in order to permit Licensee to carry out the activities contemplated herein.

                Moreover, Licensee warrants that there is no suit, action, Or proceeding, pending or threatened (to the best knowledge of Licensee) against Licensee before or by any entity which brings into question the validity of this agreement or the transactions contemplated herein.

        C Licensor represents and warrants that it has disclosed all material information about the Technology, its scientific basis, performance results, technical feasibility of developing Products as contemplated herein, patent status, including claims of infringement and/or interference, litigation, and related makers.

        D Licensor represents and warrants that it presently has no business relationship nor is Licensor in discussions regarding any relationship which would run counter to or limit in any way the rights of the Licensee as contemplated herein.

                             CONFIDENTIAL TREATMENT REQUESTED

9. INDEMNIFICATION

         A. Licensor shall defend and indemnify Licensee and its directors, officers, employees and agents against any and all claims, suits or demands for liability, damages, costs, and expenses that arise from a breach of any representation given by Licensor and contained in this agreement, provided that
                 Licensee shall promptly notify Licensor of any threatened or filed claim as soon as said claim becomes known to Licensee.

         B. Licensee shall defend and indemnify Licensor against any and all claims, suits or demands for liability, damages, costs, and expenses that arise from a breach of any representation or warranty given by Licensee and contained in this agreement, and any claim arising from the use of Product following sale or other distribution to a third party. Licensee shall maintain reasonable product liability insurance.

    10. TERMINATION

        A. Subject to 3B, this Agreement shall continue in full force and effect until the expiration of the term of the Grant as per 2B. If either party shall martially breach any terms or provisions of this Agreement, then the other party may terminate this Agreement, without prejudice to any of its other legal and equitable rights and remedies, and without further notice or action, thirty (30) days after giving the breaching party written notice of such breach, unless the breaching party (1) cures the breach within such 30 day period or (2) within such 30 day period cured the breach as far as it can be without continuing ill-effect or (3) claims and subsequently proves or receives a favorable ruling under
                 Section 14 herein that the alleged material breach is trivial or never occurred.

        B. Termination of this Agreement shall not relieve either party of any payment obligations to the other at the time of such termination. without limiting the generality of the foregoing, the provisions relating to the non-disclosure of confidential information set forth in Section 7 above shall survive the termination of this Agreement.

        C Notwithstanding the foregoing, Licensee shall have the right to terminate this Agreement by providing 60 days written notice to Licensor which can sell off inventory, held at the time of termination, for up to six (6) months and pay royalties due.

                              CONFIDENTIAL TREATMENT REQUESTED


     11.  ASSIGNMENT


            A. Either party may delegate its rights and the performance of its obligations under this Agreement to any of its Affiliates without the consent of the other party provided however that such party shall remain responsible for any act or omission by its Affiliates which would constitute a breach of the terms of this Agreement.

          B. Save as provided for in this Agreement, neither party shall assign any of its rights or benefits or delegate any of its duties or obligations hereunder. Any such attempted assignment or delegation in contravention of this Section shall be null, void and without effect.

12. WAIVER AND ALTERATION

         A. The waiver of a breach hereunder may be effected only in writing signed by the waiving party and shall not constitute a waiver of any subsequent or other breach.

         B. A provision in this Agreement may be altered only in writing signed by both parties.

 13. IMPLEMENTATION

         Each party shall execute any instruments reasonably believed by the other party to be reasonably necessary to implement the provisions of this Agreement.

14. DISPUTE RESOLUTION

         Should the parties have a dispute about any term or provision of the Agreement and should the parties be unable to settle this dispute through negotiations, the dispute will be subjected to binding arbitration with each party designating one arbitrator and those two arbitrators designating a third. The arbitration will take place in the State of New Jersey if the dispute is initiated by Licensor and in the State of California if the dispute is initiated by Licensee. Each party will pay its own expenses for said arbitration with the party against whom the arbitration results reimbursing the other party its reasonable costs.

1 5 SURVIVAL

         Sections  6C, 7, 9,14,  and the  royalty-free  license to Jointly  Held
         Technology   in  4B-and  this  clause  shall   survive   expiration  or
         termination of this Agreement.

                              CONFIDENTIAL TREATMENT REQUESTED

         CONSTRUCTION

         This Agreement shall be construed in accordance with the laws of the State of New Jersey.

17 ENTIRE UNDERSTANDING

        Licensor and Licensee agree that this Agreement, when executed, represents the complete Agreement between Licensor and Licensee and modifications thereto can only be made in writing, executed by both Licensor and Licensee.

19. RELATIONSHIP OF PARTIES

        Licensor and Licensee acknowledge that the parties are independent organizations and that, other than as expressly set out in this Agreement, neither has any rights to the other party's technology nor any right to represent the other.

18. NOTICES

        All notices given hereunder shall be in writing sent registered or certified mail, postage prepaid, or by express courier guaranteeing overnight delivery, addressed:

         Array Medical, Inc.
         One Harvard Way
         Hillsborough Campus
         Somerville, NJ 08876
         ATTN: Terry E. Brady, President

         Glyko, Inc.
         11 Pimentel Court
         Novato, California 94949
         ATTN: Dr. John Klock, President

         BY THE SIGNATURES BELOW, the parties represent their authority to bind their respective entities and organizations to this Agreement and hereby state their Agreement to the provisions as set out herein.

GLYKO INC.                                          ARRAY MEDICAL, INC.

/s/ John Klock, M.D                                 /s/  Terry E. Brady
John Klock, M. D
President                                           Terry E. Brady
                                                    President and CEO