Form 10QSB
period 1997-09-30
GLYKO BIOMEDICAL LTD
filed 1997-11-14
CIK 908401

UNITED STATES
                                             SECURITIES AND EXCHANGE COMMISSION
                                                   Washington, D.C. 20549

                                                         FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                          PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No_____

                        APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,543,044 common shares outstanding as of October 31, 1997.

                           GLYKO BIOMEDICAL LTD.
                             TABLE OF CONTENTS


                                                                      Page

PART I.  FINANCIAL INFORMATION

 ITEM 1.  Financial Statements (Unaudited).

   Consolidated Balance Sheets as of
   September 30, 1997 and December 31, 1996............................3

   Consolidated Statements of Operations for the three
   and nine month periods ended September 30, 1997 and 1996............4

   Consolidated Statements of Cash Flows for the nine
   month periods ended September 30, 1997, and 1996....................5

   Notes to Consolidated Financial Statements..........................6

 ITEM 2.

   Management's Discussion and Analysis
   or Plan of Operation................................................9

PART II. OTHER INFORMATION

 ITEM 1.  Legal Proceedings...........................................15

 ITEM 2.  Changes in Securities.......................................15

 ITEM 3.  Defaults upon Senior Securities.............................15

 ITEM 4.  Submission of Matters to a Vote of Security Holders ........15

 ITEM 5.  Other Information...........................................15

 ITEM 6.  Exhibits and Reports on Form 8-K............................15

Signature.............................................................16

                             PART I.

ITEM 1.  Financial Statements


                                               GLYKO BIOMEDICAL LTD.
                                            CONSOLIDATED BALANCE SHEETS
                                            (unaudited, in U.S. dollars)


                                                              September 30,                   December 31,
                                                                   1997                           1996
                                                        ---------------------------    ----------------------------
Assets
Current assets:
   Cash                                                      $             600,241           $             210,992
   Trade receivables                                                       233,836                         156,176
   Inventories                                                              93,534                          68,452
   Other current assets                                                     23,364                          26,025
                                                        ---------------------------    ----------------------------
      Total current assets                                                 950,975                         461,645
Property, plant and equipment, net                                         170,353                         108,045
Other assets                                                                 2,206                           2,200
                                                        ---------------------------    ----------------------------
    Total assets                                                $        1,123,534                 $       571,890
                                                        ===========================    ============================

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Accounts payable                                             $          102,770                 $       174,732
   Accrued liabilities                                                     146,776                         204,504
   Deferred rent and related costs                                         300,805                         269,718
   Bridge loan from BioMarin Pharmaceutical,
   Inc. stock subscribers                                                  880,000                             -
   Payable to stockholder                                                  219,811                         219,811
                                                       ---------------------------    ----------------------------
        Total current liabilities                                        1,650,162                         868,765
                                                        ---------------------------    ----------------------------
      Total liabilities                                                  1,650,162                         868,765

Stockholders' equity (deficit):
   Common stock, no par value, unlimited shares
      authorized, 21,543,044 and 17,243,044 shares
      issued and outstanding at September 30, 1997 and
      December 31, 1996, respectively                                   13,140,556                      12,203,065
   Common stock warrants                                                   929,585                         433,897

   Accumulated deficit                                                 (14,596,769)                    (12,933,837)
                                                        ---------------------------    ----------------------------
      Total stockholders' equity (deficit)                               (526,628)                       (296,875)
                                                        ---------------------------    ----------------------------
      Total liabilities and stockholders' equity
      (deficit)                                                  $       1,123,534                    $    571,890
                                                        ===========================    ============================






                                                   See accompanying notes

                              GLYKO BIOMEDICAL LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (unaudited, in U.S. dollars)



                                                    Three Months Ended September 30,           Nine Months Ended
                                                                                                                 September 30,
                                               -------------------------------------------------------------------------------------
                                                     1997                 1996                  1997                  1996
                                               ------------------  -------------------   -------------------  ----------------------
Revenues:
     Sales of products and services                 $    393,689        $     293,253        $      910,969          $      946,183
     Other revenues                                       78,712                4,980               706,847                  54,810
                                               ------------------  -------------------   -------------------  ----------------------
       Total revenues:                                   472,401              298,233             1,617,816               1,000,993

Expenses:
     Cost of products and services                       123,897              118,647               383,072                 377,466
     Research and development                            681,479              261,744             1,938,196                 806,558
     Selling, general and administrative                 345,643              488,695               989,389               1,212,401
                                               ------------------  -------------------   -------------------  ----------------------
         Total expenses:                               1,151,019              869,086             3,310,657               2,396,425
                                               ------------------  -------------------   -------------------  ----------------------
Loss from operations                                    (678,618)            (570,853)           (1,692,841)             (1,395,432)
Interest income                                            5,890                7,790                13,889                  15,229
Other income                                               1,084                6,951                16,020                  20,080
                                               ------------------  -------------------   -------------------  ----------------------
Net loss                                            $   (671,644)       $    (556,112)       $   (1,662,932)        $    (1,360,123)
                                               ==================  ===================   ===================  ======================
Net loss per common share                           $     (0.03)        $      (0.03)        $       (0.08)         $         (0.09)
                                               ==================  ===================   ===================  ======================



Weighted average number of shares
     used in computing per share amounts              21,533,488           17,243,044            20,182,303              15,661,431
                                               ==================  ===================   ===================  ======================





















                                                   See accompanying notes

                                         GLYKO BIOMEDICAL LTD.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited, in U.S. dollars)

                                                                    Nine months ended September 30,
                                                                ----------------------------------------
                                                                      1997                   1996
                                                                ------------------     -----------------
Cash flows from operating activities:
   Net loss                                                      $    (1,662,932)         $  (1,360,123)

   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                          44,735                46,299

   Change in assets and liabilities:
      Trade receivables                                                  (77,660)               226,318
      Inventories                                                        (25,082)                14,326
      Other assets                                                         2,655                 (5,311)
      Accounts payable                                                   (71,962)                48,764
      Accrued liabilities                                                (57,728)               (16,601)
      Deferred revenue                                                       -                 (117,820)
      Deferred rent and related costs                                     31,087                105,713
                                                                ------------------     -----------------
   Total adjustments                                                    (153,955)               301,688
                                                                ------------------     -----------------
      Net cash used in operating activities                           (1,816,887)            (1,058,435)

Cash flows from investing activities:
   Purchases of property and equipment                                  (107,043)              (61,060)
                                                                ------------------     -----------------
      Net cash used in investing activities                             (107,043)              (61,060)

Cash flows from financing activities:
   Repayments on capital lease obligation                                     -                (14,016)
   Bridge loan from BioMarin Pharmaceutical, Inc.
    common stock subscribers                                             880,000                   -
   Proceeds from the issuance of common stock and warrants             1,458,686             1,077,138
   Offering costs                                                        (25,507)              (22,617)
                                                                ------------------     -----------------
      Net cash provided by financing activities                        2,313,179             1,040,505
                                                                ------------------     -----------------
Net increase (decrease) in cash                                          389,249               (78,990)
Cash and cash equivalents, beginning of period                           210,992               620,720
                                                                 ------------------     -----------------
Cash and cash equivalents, end of period                            $    600,241          $    541,730
                                                                 ==================     =================


Supplemental disclosure of non-cash financing activities:
   Common stock and common stock warrants issued
   in exchange for financing services                               $    131,894          $    129,539











                                                   See accompanying notes

                                          GLYKO BIOMEDICAL LTD.
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying consolidated financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars. The consolidated financial statements include the accounts of Glyko Biomedical Ltd. and its wholly owned subsidiaries, Glyko, Inc. and BioMarin Pharmaceutical, Inc. (together referred to as the Company). All significant intercompany accounts and transactions have been eliminated. Subsequent to September 30, 1997, BioMarin Pharmaceutical, Inc. (BioMarin) raised additional funds through an issuance of BioMarin common stock resulting in a reduction of ownership by Glyko Biomedical Ltd. of BioMarin to approximately 60% (see Note 3). The balance sheets as of September 30, 1997 and December 31, 1996 and the related statements of operations and cash flows for the periods ended September 30, 1997 and 1996 are unaudited but have been prepared on substantially the same basis as the annual audited financial statements. Certain reclassifications have been made to the consolidated financial statements in the prior periods to conform to classifications used in the current period. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for those periods presented. The unaudited results for the period ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year.

     The Company's Report of Independent Public Accountants for the year ended December 31, 1996 indicates that there is substantial doubt about the Company's ability to continue as a going concern, reflecting both the necessity and the uncertainty of future funding. Such funding may come individually or collectively from stock issuances, licensing and marketing agreements or by collaborative research agreements with strategic partners. No assurance can be given that additional financing will be available or, if available, that it will be on terms acceptable to the Company or its stockholders. If adequate funding is not obtained, operations may be adversely affected. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will delay or eliminate expenditures in respect of certain products under development such as additional analytical kits and diagnostic tests in the event sufficient funding is unavailable. As a result of additional funding obtained in the third and fourth quarters of 1997 by BioMarin Pharmaceutical, Inc., as discussed in Note 3, management believes that BioMarin's available cash will allow BioMarin to fund planned operations through the second quarter of 1998. Due to increased revenues and decreased expenditures for Glyko, Inc. during 1997, management believes that Glyko, Inc.'s available cash will allow it to fund planned operations through the end of 1998.

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

     Net Loss per Common and Common Equivalent Share
     Net loss per common and common equivalent share is computed using the weighted average number of common shares outstanding during each period presented. Common equivalent shares from stock options and warrants are excluded from the computation if their effect is anti-dilutive.

     In 1997, the Company will report its loss per common and common equivalent share based upon the recently issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share". The pro forma effect of this accounting change on the nine months ended September 30 is:
                                                         1997           1996
                                                         ----           ----
            Primary EPS as reported                    $ (0.08)      $ (0.09)
            Pro forma effect of SFAS No. 128              0.00          0.00
                                                       ---------     ---------
            Basic EPS pro forma                        $ (0.08)      $ (0.09)
                                                       ========      ========

            Fully Diluted EPS as reported              $ (0.08)      $ (0.09)
            Pro forma effect of SFAS No. 128              0.00          0.00
                                                       --------     ---------
            Diluted EPS pro forma                      $ (0.08)      $ (0.09)
                                                       ========      ========

                                             GLYKO BIOMEDICAL LTD.
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




2.   Termination of Millipore Marketing Agreement
     Through 1993 and the first quarter of 1994 the Company sold its products both directly to end users and through Millipore Corporation, ("Millipore") for resale. During this time Millipore held marketing rights to Glyko products under the terms of a distribution agreement between Millipore and the Company. Late in 1993 Millipore announced their intention to exit the bioscience business and in April 1994 Millipore and the Company agreed to terminate their distribution agreement. Millipore has granted the Company all marketing rights to Glyko analytic products and has waived its option to purchase the Company's analytic business. In turn, Millipore will receive 500,000 shares of Glyko Biomedical Ltd. common stock, subject to Canadian regulatory approval. In the third quarter of 1994, the Company recorded a charge to operations of $219,811 for costs related to the termination of the Agreement. This amount represents the estimated fair market value of stock to be issued as a result of the termination of the Agreement. The Toronto Stock Exchange has turned down the issuance of the 500,000 shares because the transaction is not considered arms length. The Toronto Stock Exchange requires that an independent valuation be performed in order to reconsider the issuance of these shares. No such valuation has been performed to date.

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

     During the third quarter of 1997, BioMarin raised $880,000 in bridge loans which were converted subsequent to September 30, 1997, to Common Stock under a financing pursuant to which BioMarin raised $3,740,000 (including such $880,000) from outside investors in exchange for 4,039,000 shares (including shares issued to the placement agent for the financing). In addition, in October, 1997, BioMarin issued 2,500,000 shares of Common Stock to three executive officers of BioMarin, two of whom are also executive officers of Glyko Biomedical Ltd. for an aggregate of $2,500,000 in notes due on October 1, 2000. As a result of such share issuances, Glyko Biomedical Ltd.'s ownership in BioMarin was reduced to 59.45% of BioMarin's outstanding Common Stock. Future fundraising efforts of BioMarin could result in a further reduction of Glyko Biomedical Ltd.'s ownership percentage.

                                           GLYKO BIOMEDICAL LTD.
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





4.      Commitments
      The Company has entered into a licensing agreement whereby it has agreed to issue 100,000 shares of the Company's common stock upon receipt of a milestone payment of $150,000. The excess of the milestone payment over the fair value of the shares issued will be recorded as revenue. These shares were not issued as of September 30, 1997.

      BioMarin has agreed to fund research and development activities at various research facilities. Funding is expected to be $1,459,000 through the end of 1997 and $506,000 in 1998. The contracts can be terminated through 90-days written notice by either party.

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

Overview:

Glyko Biomedical Ltd. is a Canadian holding company that owns all of the capital stock of Glyko, Inc. and BioMarin Pharmaceutical, Inc. (together referred to as the Company). Glyko, Inc. and BioMarin Pharmaceutical, Inc. (BioMarin) are operating companies based in California. The following discussion and the accompanying consolidated financial statements include the accounts of Glyko Biomedical Ltd.,Glyko, Inc., and BioMarin presented on a consolidated basis. Numerical references in the following discussion are rounded to the nearest thousand. Since its inception in October 1990, the Company has engaged in research and development of new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. The Company has developed a line of analytic instrumentation laboratory products that include an imaging system, analysis software and chemical analysis kits. The Company is continuing to develop additional chemical kits for use with the imaging system, and is also developing a line of carbohydrate diagnostic products. In March, 1997, the Company raised Cdn.$2.0 million to fund the start-up of BioMarin Pharmaceutical, Inc. which was formed to develop the Company's pharmaceutical products. The Company has incurred a net loss in each period since its inception and expects to continue to incur losses at least through 1997. For the period from its inception to September 30, 1997, the Company has incurred cumulative losses of $14,597,000.

During the third quarter of 1997, BioMarin raised $880,000 in bridge loans which were converted subsequent to September 30, 1997, to Common Stock under a $3,740,000 private placement financing. As a result of the financing ,and the issuance of 2,500,000 shares of Common Stock to three of BioMarin's executive officers (two of whom are also executive officers of Glyko Biomedical Ltd.), BioMarin issued 4,039,000 shares of Common Stock to persons and entities other than Glyko Biomedical Ltd. Such stock issuances resulted in a reduction of Glyko Biomedical Ltd.'s ownership of BioMarin to approximately 60% (see Note 3 of accompanying Notes to Consolidated Financial Statements). Future fundraising efforts of BioMarin could result in a further reduction of Glyko Biomedical Ltd.'s ownership percentage. Should Glyko Biomedical Ltd.'s ownership percentage of BioMarin's outstanding Capital Stock fall below 50%, Glyko Biomedical Ltd. may, dependent on certain other criteria including but not limited to the management and control of BioMarin, report BioMarin's financial activity based on the equity method of accounting.

BioMarin and Glyko Biomedical Ltd. have entered into a License Agreement dated June 26, 1997, pursuant to which Glyko Biomedical Ltd. granted BioMarin an exclusive, worldwide, perpetual, irrevocable, royalty-free right and license to all current and future worldwide patents, trade secrets, copyrights and other proprietary rights to all know-how, processes,formulae, concepts, data and other such intellectual property, whether patented or not, owned or licensed by Glyko Biomedical Ltd. and its subsidiaries as of the date of the License Agreement. Under the same License Agreement, BioMarin granted Glyko Biomedical Ltd. a cross-license, similar in scope, to all improvements BioMarin may make upon the licensed intellectual property. As consideration for this license, BioMarin granted Glyko Biomedical Ltd. 7,000,000 shares of BioMarin common stock.

The Three Month Periods Ended September 30, 1997 and 1996

Revenue for the third quarter of 1997 was $472,000 and consisted of sales of products and services of $393,000 and other revenues representing development fees of $25,000 and grant revenues of $54,000. Sales of products and services consisted of sales of chemical analysis kits, fees for custom and contract analytical services and sales of imaging systems. Revenue for the third quarter of 1996 was $298,000 and consisted of sales of products and services of $293,000 and other revenues of $5,000. The increase in product revenues in the third quarter of 1997 compared to the same period in 1996 was due principally to increased unit volume.

Cost of products and services in the third quarter of 1997 was $124,000 or 31% of sales of products and services compared to $119,000 or 40% of sales of products and services for the same period in 1996. Increased unit volume of products were the primary reason for the increase in cost of products and services; however, the reduction in the cost as a percentage of sales is due to an adjustment for prior periods which reduced cost of sales in the third quarter of 1997 and due to an increase in sales prices in July, 1997.

Research and development expenses were $681,000 for the third quarter of 1997 compared to $262,000 for the same period in 1996. Research expenses related to the development of BioMarin's pharmaceutical products of $551,000 were primarily responsible for the significant increase in overall expense. The Company anticipates that future BioMarin research and development expenditures will be funded by future 1997 BioMarin financings.

Selling, general and administrative expenses were $346,000 in the third quarter of 1997, compared to $489,000 for the same period in 1996, a decrease of $143,000. The decrease is primarily due to the cut-back in administrative staff in October, 1996 and due to a reduction in rent expense resulting from the Company's relocation to smaller and more appropriately sized facilities.

The Nine Month Periods Ended September 30, 1997 and 1996

Revenue for the first nine months of 1997 was $1,618,000 and consisted of sales of products and services of $911,000 and other revenues representing development, technology and licensing fees of $625,000 and grant revenues of $82,000. Sales of products and services consisted of sales of chemical analysis kits, fees for custom analytical services and sales of imaging systems. Revenue for the first nine months of 1996 was $1,001,000 and consisted of sales of products and services of $946,000 and other revenues (primarily grant fees and equipment rental revenues) of $55,000. The decline in product revenues in the first nine months of 1997 compared to the same period in 1996 was due principally to the relocation of the Company's California facilities in February which caused approximately eight weeks of delays in fulfilling orders. The increase in other revenues for the first nine months of 1997 compared to the same period last year was due to new development, technology and licensing agreements negotiated in 1997.

Cost of products and services in the first nine months of 1997 was $383,000 or 42% of sales of products and services compared to $377,000 or 40% of sales of products and services for the same period in 1996. Increased custom service revenue with lower profit margins was the primary reason for the increase in cost of products and services.

Research and development expenses were $1,938,000 for the first nine months of 1997 compared to $807,000 for the same period in 1996. Research expenses related to the development of BioMarin's pharmaceutical products of $1,469,000 were primarily responsible for the significant increase in overall expense. The Company anticipates that future BioMarin research and development expenditures will be funded by future 1997 BioMarin financings.

Selling, general and administrative expenses were $989,000 in the first nine months of 1997, compared to $1,212,000 for the same period in 1996, a decrease of $223,000. The decrease is mainly due to the cut-back in staff in October 1996 and the reduction in rent expense due to the Company's relocation of its facilities in February, 1997.

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

During the second quarter of 1996, the Company closed a second private equity placement offering (the Q296 Financing). Investors participating in the Q296 Financing purchased 2.5 million units each consisting of one share of common stock and one half of a two year warrant. One warrant is required to purchase one share of common stock. The units were priced at Cdn.$0.60 with an exercise price on the warrant of Cdn.$0.80. The Q296 Financing raised approximately $1.077 million. An additional 175,000 units and 250,000 warrants valued together at approximately $130,000 were distributed to brokers in exchange for services rendered in connection with the Q296 Financing. The Company utilized the Black-Scholes model to value all the warrants issued in the Q296 Financing at approximately $156,000.

         On March 21, 1997, the Company closed a Cdn.$2.0 million financing (the Q197 Financing) to fund the start-up of BioMarin Pharmaceutical, Inc. which was formed to develop the Company's pharmaceutical products. As a result of this financing, the Company issued 4.0 million units at Cdn.$0.50 per unit, each unit consisting of one common share and one common share purchase warrant. Each warrant can be exercised for one share of common stock at Cdn.$1.00 per share, expiring on March 21, 1999. An additional 280,000 units and 280,000 warrants valued together at approximately $131,000 were distributed to the brokers in exchange for services rendered in connection with the Q197 Financing. The Company utilized the Black-Scholes model to value all the warrants issued in the Q197 Financing at approximately $496,000.

The Company's net cash position increased by $389,000 in the first nine months of 1997. Net cash proceeds of $1.424 million from the Q197 Financing, $880,000 received in bridge loans which were converted to common shares under a Q497 $3.0 million BioMarin Financing in which 2,911,500 shares of common stock were issued and $9,000 received in the exercise of stock options for the purchase of 20,000 shares of common stock were offset by cash used in operating activities of $1.817 million. Cash used in operating activities in the first nine months of 1997 reflected the operating loss of $1,663,000 plus the payment of accrued liabilities, the reduction of accounts payable, the increase of accounts receivable and inventories partially offset by a deferral of payments for rent and related costs. Capital expenditures for the first nine months of 1997 were $107,000.

                  As a result of additional funding obtained in the third and fourth quarters of 1997 by BioMarin Pharmaceutical, Inc., management believes that BioMarin's available cash will allow BioMarin to fund planned operations through the second quarter of 1998. Due to increased revenues and decreased expenditures for Glyko, Inc. during 1997, management believes that Glyko, Inc.'s available cash will allow it to fund planned operations through the end of 1998. To maintain liquidity beyond the second quarter of 1998, BioMarin will have to; raise additional capital, reduce expenses considerably, generate significant revenues, or realize some combination of the above. To maintain liquidity beyond the end of 1998, Glyko, Inc. will have to; reduce expenses considerably, increase sales significantly, or realize some combination of the above. There can be no assurance that the BioMarin nor Glyko, Inc. will be successful in maintaining liquidity. Management may consider selling certain assets or technology rights to raise additional capital. The Company will continue to seek additional funding through various means including but not limited to stock issuances, licensing and marketing agreements and collaborative research agreements with strategic partners. However, there can be no assurance that such agreements will be reached and that additional funding will be obtained. See "Risk Factors - Future Capital Requirements."

In 1997, management expects spending to increase due to the research and program expenses of BioMarin. It is anticipated that these expenditures will be funded by subsequent 1997 BioMarin financings. The Company is not committed to make any significant capital expenditures.

                                  RISK FACTORS

Future Capital Requirements - Uncertainty of Future Funding

The Company's Report of Independent Public Accountants for the year ended December 31, 1996 indicates that there is substantial doubt about the Company's ability to continue as a going concern reflecting both the necessity and the uncertainty of future funding. Such funding may come individually or collectively from stock issuances, licensing and marketing agreements or by collaborative research agreements with strategic partners. No assurance can be given that additional financing will be available or, if available, that it will be on terms acceptable to the Company or its stockholders. If adequate funding is not obtained, operations may be adversely affected. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will delay or eliminate expenditures in respect of certain products under development such as additional analytical kits and diagnostic tests in the event sufficient funding is unavailable. As a result of additional funding obtained in the third and fourth quarters of 1997 by BioMarin Pharmaceutical, Inc., management believes that BioMarin's available cash will allow BioMarin to fund planned operations through the second quarter of 1998. Due to increased revenues and decreased expenditures for Glyko, Inc. during 1997, management believes that Glyko, Inc.'s available cash will allow it to fund planned operations through the end of 1998. See "Management's Discussion or Plan of Operation - Liquidity and Capital Resources".

History of Operating Losses - Uncertainty of Future Profitability

The Company commenced its research activities in December 1990 and first recorded revenues in December 1992. The Company has not yet made a net annual operating profit. There is no assurance that sales will increase in future quarters. The accumulated deficit as of September 30, 1997 was approximately $14.6 million. The Company anticipates that operating losses may continue. See "Management's Discussion and Analysis or Plan of Operation."

Diagnostic Products - No Prior Commercial Manufacturing or Marketing

In 1996 the Company began marketing its first diagnostic product, the Urinary Carbohydrate Analysis Kit. In order to manufacture its diagnostic products in commercial quantities and to market products effectively, the Company will need to expand its production and marketing efforts and/or establish arrangements with third parties having the capacity for such manufacturing or marketing. Anticipated operating revenues and cash resources will not be sufficient to expand manufacturing and increase marketing efforts for diagnostic products currently under development. There can be no assurance that the Company will be able to successfully market or manufacture its diagnostic products. To the extent that the Company arranges with third parties to manufacture or market any diagnostic products, the commercial success of such products may depend upon the efforts of those third parties.

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

Early Stage of Pharmaceutical Product Development

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

Competition in bioinstrumentation is intense. Many companies, universities, and research organizations are engaged in the research and development of products in the areas being developed by the Company. Many of these have financial, technical, manufacturing and marketing resources greater than those of the Company. Several major research instrument companies have undertaken recently to establish capabilities in carbohydrate technology and may apply such technology for essentially the same purpose as the Company. As a result, carbohydrate technology will become an area of more intense competition. In order to compete successfully, the Company must expand its efforts to develop new products and uses for its current products in research and diagnosis. There can be no assurance that the Company will be able to do so effectively.

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

Dependence on Key Personnel

The Company's success will depend in large part upon its ability to attract and retain highly qualified scientific and management personnel. The Company faces competition for such personnel from other companies, academic institutions, government entities and other organizations. The Company depends on its key management, including John Klock and Christopher Starr, and the departure of either person could have a material adverse effect on the Company. Pursuant to employment contracts signed effective July 1, 1997, 30% of Dr. Klock's and Dr. Starr's time will be committed to Glyko, Inc. and 70% will be committed to BioMarin. Dr.'s Klock and Starr have also purchased 800,000 and 400,000 shares, respectively, of BioMarin's Common Stock.

                                             PART II.


ITEM 1.  Legal Proceedings.                                                None.

ITEM 2.  Changes in Securities:                                            None.

ITEM 3.  Defaults upon Senior Securities.                                  None.

ITEM 4.  Submission of Matters to a Vote of Security Holders               None.

ITEM 5.  Other Information.                                                None.

ITEM 6.  Exhibits and Reports on Form 8-K.                                 None.


(a)   The following documents are filed as part of this report

       Exhibit 3.1,   Restated Certificate of Incorporate
                      of BioMarin Pharmaceutical, Inc.

       Exhibit 3.2,   Bylaws of BioMarin Pharmaceutical, Inc.

       Exhibit 10, License Agreement between Glyko Biomedical Ltd. and BioMarin Pharmaceutical, Inc.

       Exhibit 27,    Financial Data Schedule.

 (b)     Reports on Form 8K

         No reports were filed on Form 8-K during the three months ended September 30, 1997.

                                     SIGNATURE


                                 September 30, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    Glyko Biomedical Ltd.



Date:      November   14 , 1997                     By: /s/ John C. Klock
           ---------------------------------            ------------------
                                                        John C. Klock, M.D.
                                                        President and Chief
                                                        Executive Officer

                                  EXHIBIT INDEX



        Exhibit No.                                    Description                              Location in Form 10-QSB

            3.1              Restated Certificate of Incorporation of BioMarin
                             Pharmaceutical, Inc.                                                       Page 18
            3.2              Bylaws of BioMarin Pharmaceutical, Inc.                                    Page 22
            10               License Agreement between Glyko Biomedical Ltd.                            Page 47
                             and BioMarin Pharmaceutical, Inc.
            27               Financial Data Schedule