Form 10KSB
period 1997-12-31
GLYKO BIOMEDICAL LTD
filed 1998-03-31
CIK 908401

U.S. Securities and Exchange Commission
                                   Washington, D.C. 20549

                                        Form 10-KSB
(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
                      Commission File Number: 0-21994

                           GLYKO BIOMEDICAL LTD.
        (Exact name of small business issuer as specified in its charter)

       Canada                                             68-0230537
 (State of other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

11 Pimentel Court, Novato, California                      94949
(Address of principal executive offices)                 Zip Code)

       Registrant's telephone number: (415) 382-3500



      Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, no par value
                                 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III to the Form 10-KSB or any amendment to this Form 10-KSB. ______

State issuer's revenues for its most recent fiscal year: $2,036,634.

The approximate aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 28, 1998 was $26,068,815.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,930,057 common shares outstanding as of February 28, 1998.

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

Item 1.   Description of Business

Glyko Biomedical Ltd. was incorporated by Certificate and Articles of Incorporation under the laws of Canada on June 26, 1992 ("Glyko" or the "Company"). On December 21, 1992, simultaneously with an initial public offering of the Company's Common Shares on The Toronto Stock Exchange, the Company acquired 100 percent of the shares of Glyko, Inc. a corporation incorporated under the laws of Delaware on October 15, 1990, upon an exchange of shares with the stockholders of Glyko, Inc. The registered office of the Company is Scotia Plaza, Suite 2100, 40 King Street West, Toronto, Canada M5H 3C2. The registered and principal office of Glyko, Inc. is 11 Pimentel Court, Novato, California 94949. On October 25, 1996, the Company formed BioMarin Pharmaceutical, Inc. ("BioMarin"), a corporation incorporated under the laws of Delaware to develop the Company's pharmaceutical products. BioMarin first issued stock on March 21, 1997, (inception) when it issued 1,500,000 shares of common stock to the Company for $1.5 million. Beginning in October 1997, BioMarin raised capital from third parties with the result that at December 31, 1997, the Company's ownership interest in BioMarin had been reduced to 41 percent. In this Statement, unless otherwise indicated, a reference to "Glyko" or to the "Company" means Glyko and its wholly-owned subsidiary Glyko, Inc.

Glyko, Inc. was established in 1990 under a joint venture agreement, ("the Joint Venture Agreement"), dated December 18, 1990 among Millipore Corporation ("Millipore"), Glycomed Incorporated ("Glycomed"), Gwynn R. Williams ("Williams"), and John C. Klock, M.D. (collectively, the "Founders"), Astroscan, Ltd. and Astromed, Ltd., corporations controlled by Williams, and Glyko, Inc. to conduct original scientific research aimed at developing novel analytic and research instrumentation for carbohydrate research and for human medical diagnosis. The Company's principal activities are the sale of chemical kits and equipment incorporating its proprietary carbohydrate technology, the development of commercial applications based on complex carbohydrates, and the development of pharmaceutical products. The Company is developing new techniques to analyze and manipulate carbohydrates for research and diagnostic purposes. The Company may develop business opportunities in multiple areas such as research laboratory instrumentation, human diagnostics, and the pharmaceutical industry. BioMarin was formed to exploit opportunities in the pharmaceutical area. The Company's scientific and business strategies are based on a product line of laboratory instrumentation and chemical kits, referred to as analytic products, which are used in carbohydrate testing including detection, separation, and sequencing.
The      Company's       technology       is      called       "FACE(R)"      or
Fluorophore-Assisted-Carbohydrate-Electrophoresis. There can be no assurance that the Company will successfully develop any of such business opportunities.

The  Company  incurred  research  and  development   expenses  of  $606,000  and
$1,015,000 for the years ended December 31, 1997, and 1996, respectively. Funding received from research grants and collaboration fees to fund research and development expenses were $232,000 and $67,000 for the years ended December 31, 1997, and 1996, respectively.

As of December 31, 1997 the Company had 14 employees including two Ph.D.s/M.D.s with specialized training in carbohydrate biotechnology.

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

The Company believes the system has the advantages of low cost, ease of use, high sensitivity and applicability to a broad range of carbohydrate materials including genetically engineered products, pharmaceuticals and food and beverage products. The Company began to market its products in 1994 directly and through authorized distributors. The Company's customers include university research laboratories, biotechnology companies and pharmaceutical companies.
                                    1

Diagnostic Products

Background

Currently, there are only a few carbohydrate-chemistry based diagnostics tests. They include glucose monitoring for diabetics, certain blood typing tests and the measurement of certain carbohydrates in the blood of persons with cancer. The Company believes the development of carbohydrate diagnostic products has been limited by the lack of appropriate analytical systems. The Company's FACE(R) diagnostic technology should give clinicians the capability to detect the presence of specific carbohydrate markers indicating certain disease states.

In November 1995, the Company received approval from the United States Food and Drug Administration to market its diagnostic test for Lysosomal Storage Diseases, the Urinary Carbohydrate Analysis Test Kit. The Company believes that its technology has potential for further diagnostic applications. The Company has successfully completed certain studies using human clinical samples which are from several broad diagnostic categories: congenital and inborn metabolic diseases, acquired metabolic diseases, and therapeutic drug monitoring. These areas represent potential new diagnostic products.

The Company's efforts towards meeting these objectives may be limited by the availability, or lack thereof, of additional funding. See "Risk Factors - Future Capital Requirements - Uncertainty of Future Funding." Depending on available funding, the Company may begin research in other key research areas, although there is no assurance that it will be able to do so. There can be no assurance that any of the Company's current or future products will be successfully developed, prove to be effective in clinical trials, receive required regulatory approvals or be successfully marketed. See "Risk Factors - Diagnostic Products.".

Lysosomal Storage Diseases

Lysosomal Storage Diseases are a class of inherited metabolic diseases. There are at least 25 different individual diseases, including Tay-Sachs disease, Gaucher's disease and lesser known classes such as the mucopolysaccharidoses. Currently, only a small fraction of patients are tested for these diseases, usually those in high-risk groups (i.e. Ashkenazi Jews for Tay-Sachs disease) or those with clinical symptoms such as physical deformity or mental retardation. In November 1995, the Company received approval from the United States Food and Drug Administration to market its Urinary Carbohydrate Analysis Test Kit. This test is capable of detecting more than two dozen conditions in this group. The Company markets the test kit to pediatricians as a primary screening test for these conditions. The Company received an SBIR II Grant in the amount of $279,866 for the period from June 1, 1997, to May 31, 1998 to develop a second generation confirmatory test of individual enzyme defects. The Company plans to have the second generation tests out to clinical evaluation sites later in 1998. A third year SBIR II Grant in the amount of $290,234 for the period from June 1, 1998, to May 31, 1999, is currently in the approval process by the National Institutes of Health.

Thrombosis

Heparin, a major anticoagulant drug, is a carbohydrate. The Company believes there is currently no satisfactory direct analytic method for measuring heparin which is approved for use. A test that would accurately measure serum levels of heparin would enable physicians to more directly measure the effectiveness and potential toxicity of this widely used drug. The Company has used its technology to develop methods which could be used to measure the levels of heparin in the blood of patients. In 1997, the Company entered into a development agreement with Array Medical (Array) in which Array will fund the development of a point-of-care test system which includes an instrument platform and reagents and the Company will provide its expertise in heparin assay development. Array will market the device on a world-wide basis for use during surgical and medical procedures including open heart surgery, coronary and vascular angioplasty, kidney dialysis and critical care. The Company's collaboration with Array must be followed by additional clinical studies before FDA approval can be sought. There is no assurance that such testing studies will be successful.

Osteoporosis

A test that would accurately measure the breakdown of bone would enable physicians to more directly measure the metabolic state of patients as well as the effectiveness of treatments. Glyko has used FACE(R) to develop a way to measure the levels of carbohydrates in the urine of patients with osteoporosis. Preliminary work shows that FACE(R)can reliably measure these carbohydrates which appear in a characteristic pattern in urine tests. A non X-ray test that could measure the rate of breakdown and build-up of bone would be a major step forward in the management of these patients. The Company feels that on the basis of its current studies that there is enough promise to continue with further studies. Such studies will require funding and the Company may seek a partner to share the cost of such studies. There is no assurance that such testing studies will be successful.
                                       2

Pharmaceutical Products

Through its partially owned subsidiary, BioMarin, the Company is currently developing pharmaceutical products through research grants with various universities. BioMarin has initiated definitive trials of its lead enzyme replacement product for Mucopolysaccharidosis (MPS) I, a crippling and fatal disease that affects young children. A Phase I pivotal trial is being conducted under a Company Investigational New Drug (IND) application which will encompass 10 patients with intermediate severity of MPS I. BioMarin received orphan drug designation for its enzyme replacement therapy in September 1997, allowing BioMarin to market the product exclusively for seven years following Food and Drug Administration clearance. BioMarin focuses on the development of products in five therapeutic areas: genetic diseases, fungal infections, burn and wound care, male pro-fertility compounds and psoriasis. Such studies will require funding and BioMarin plans on raising additional cash to fund these projects. There is no assurance that such funds will be available nor that such testing studies will be successful.

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

Government Regulation

The manufacture and sale of research products do not require government approval in the United States or Canada. The manufacture and sale of medical diagnostic products in the United States are controlled by the Food and Drug Administration ("FDA"), and the manufacture and sale of analytic products in Canada are controlled by the Health Protection Branch ("HPB"). The laws of each country require the licensing of manufacturing facilities located in its jurisdiction, carefully controlled clinical trials in humans and extensive testing of products. The manufacturer must establish the safety and efficacy of its products, good manufacturing practices and control over marketing activities before it will be allowed to market and sell its products. The safety and efficacy of a new diagnostic product must be demonstrated through clinical trials carried out under procedures acceptable to the FDA or the HPB, as the case may be.In order to be able to market and sell its diagnostic products, the Company must successfully complete clinical trials. The sales program is initiated by applying to the FDA or the HPB, as the case may be, for permission to manufacture and market products. The Company must submit specific information on the results of carefully controlled clinical trials using blood or other specimens obtained from humans. In addition, manufacturing methods and standards, and the stability of the product components must be presented to enable the regulatory agency to conclude that the product that may eventually be sold to the public has the same composition and performance as that determined to be effective in clinical trials. The controls on a new diagnostic product do
                                    3
not cease once it is on the market and continued reporting of its performance must be submitted by the manufacturer to the FDA or the HPB, as the case may be. This is required to keep the product on the market. The Company is unable to predict whether future regulatory developments will affect the Company's products under development.

                             RISK FACTORS

Future Capital Requirements - Uncertainty of Future Funding

Since its inception, the Company has incurred cumulative losses of $14,990,000 and expects to continue to incur losses during 1998 due to the ongoing research and development of pharmaceutical products by BioMarin. Management believes that Glyko, Inc. has sufficient cash to sustain planned operations through the end of 1998 due to increased revenues and decreased expenditures. Management also believes that BioMarin has sufficient cash to sustain planned operations through the end of 1998 due to additional capital raised from outside shareholders at the end of 1997. In order to continue operations beyond 1998, Glyko, Inc. and BioMarin would need to obtain additional funding in the form of stock issuances, licensing and marketing agreements and/or collaborative research agreements with strategic partners. If adequate funding is not obtained, long-term operations may be adversely affected. Glyko, Inc. and BioMarin will delay or eliminate expenditures in respect of certain products under development such as additional analytical kits, diagnostic testing equipment and pharmaceutical products in the event sufficient funding is unavailable. In December 1992, the Company successfully completed an initial public offering on the Toronto Stock Exchange. Since that time, the Company has maintained liquidity by utilizing the proceeds of that offering, by utilizing the proceeds of private equity placements in the second quarter of 1995, the second quarter of 1996, and the first quarter of 1997, and by using cash flow from operations from Glyko, Inc. BioMarin has maintained liquidity by utilizing proceeds from three private equity placements during 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources".

History of Operating Losses - Uncertainty of Future Profitability

The Company commenced its research activities in December 1990 and first recorded revenues in December 1992. While revenues increased in 1996 and 1997, the Company's research products and diagnostics business has made a net annual operating profit only in the current year. However, the Company's pro rata share of BioMarin's net loss resulted in the Company reporting a net loss of
$2,056,000 for the year. There is no assurance that sales will increase in future years and with the continuing research and development expenses incurred by BioMarin, the Company anticipates net losses may continue. The accumulated deficit as of December 31, 1997, was approximately $15.0 million. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

In 1997, revenues (including licensing and technology fees) from three major customers were 29 percent, 14 percent and 8 percent of total revenues.

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

Uncertainty of Regulatory Approval

The Company's diagnostics products will require regulatory approval by government agencies. This includes pre-clinical and clinical testing and approval processes in the U.S. and other countries. Compliance can take several years and require substantial expenditures. There can be no assurance that difficulties or excessive costs will not be encountered by the Company in this process or that required approvals will be obtained. The Company will not be able to market its diagnostic products until required approvals have been obtained. See "Description of Business-Government Regulation" and "Description of Business-Diagnostic Products-Lysosomal Storage Diseases."

Dependence on Key Personnel

The Company's success will depend in large part upon its ability to attract and retain highly qualified scientific and management personnel. The Company faces competition for such personnel from other companies, academic institutions, government entities and other organizations. The Company depends on its key management, including John Klock and Christopher Starr, and the departure of either person could have a material adverse effect on the Company. Pursuant to employment contract signed effective July 1, 1997, 30% of Dr. Klock's and Dr. Starr's time will be committed to Glyko, Inc. and 70% will be committed to BioMarin.

Employees

At February 28, 1998 the Company had 14 employees. Thirteen employees are full time and 13 employees work in Novato, California.

Item 2.  Description of Property

The Company moved to an 11,000 square foot facility in Novato, California in February, 1997. The new facility includes approximately 3,000 square feet of laboratory space, a 2,000 square foot manufacturing facility, and 6,000 square feet of office space. Minimum lease payments for this facility in 1998 are $109,000 and are subject to annual increases based upon the Consumer Price Index. The terms of the lease extend through March 31, 2000. The Company believes that its facility is adequate to meet its current and reasonably foreseeable requirements for the conduct of its business, including the manufacturing of analytic products. See "Certain Relationships and Related Transactions" and "Legal Proceedings."

Item 3.  Legal Proceedings

In April, 1997, Millipore Corporation filed suit in the Marin County Superior Court against the Company to recover unpaid rent and related facilities charges of approximately $366,000 for the Company's former leased facility plus an additional $90,000 for alleged equipment and property damage resulting from the abandonment of the premises. Additionally, the Company has a counter claim for $300,000 representing sales royalties due from the lessor to the Company plus the cost of building repairs paid by the Company on behalf of the lessor. The Company's management is currently negotiating a settlement of this legal action. To the best of the Company's knowledge, there were no other pending legal proceedings against the Company or its property. While the Company does not believe that the lessor's claim is valid and does not agree with the amount claimed by the lessor, the amount of $365,880 has been accrued and is reflected on the balance sheet at December 31, 1997. While the original lease agreement extends through December 31, 1998, management does not believe the Company will be held responsible for continuing lease obligations and, as such, no additional amounts have been accrued beyond January 1997. The facility has been subsequently leased.

Item 4.  Submission of Matters to a Vote of Security-Holders.    None

                                                          PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

As of November 1993, the Company's stock has been listed on the OTC Bulletin Board under the symbol "GLYK". The Company's Common Shares have been listed and traded on The Toronto Stock Exchange (TSE) since December, 1992 under the symbol "GBL." The following table sets forth the sales prices for the Common Shares for the periods noted, as reported by TSE. Price of the Common Share refers to the closing price on the TSE.

                                                         Prices
                                                      (In Canadian
                                                        Dollars)*
 Year                       Period                     High             Low

 1996         First Quarter                            $1.65           $0.61
 1996         Second Quarter                           $1.05           $0.55
 1996         Third Quarter                            $0.80           $0.53
 1996         Fourth Quarter                           $0.70           $0.40
 1997         First Quarter                            $0.70           $0.40
 1997         Second Quarter                           $0.96           $0.60
 1997         Third Quarter                            $1.05           $0.65
 1997         Fourth Quarter                           $1.40           $0.75

*As of December 31, 1997, the Canadian dollar to U.S. dollar exchange rate was $0.7215.

Holders

As of February 28, 1998, there were 179 holders of record of 21,930,057 outstanding Common Shares of the Company.

Outstanding Options

As of February 28, 1998, options to acquire 2,459,261 of the Company's Common Shares had been granted and were outstanding.

Outstanding Warrants

As of February 28, 1998, warrants to acquire 10,923,422 of the Company's Common Shares were outstanding.

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

This summary is based on the current provisions of the Convention and of the Canadian Tax Act and the regulations thereunder, all specific proposals to amend the Canadian Tax Act and the regulations announced by the Minister of Finance (Canada) prior to the date hereof (the "Proposed Amendments") and the published administrative practices of Revenue Canada, Taxation. This summary assumes the Proposed Amendments will be enacted in the form currently proposed. This summary does not take into account or anticipate any changes in the governing law, other than the Proposed Amendments, whether by federal, governmental or legislative decision or action, nor does it take into account the tax legislation or considerations of any province, territory or foreign jurisdiction.
                                   8

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

Dividend Policy

The Company does not anticipate the payment of dividends in the foreseeable future. At present, the Company's policy is to retain earnings, if any, to finance the development of its business. The payment of dividends in the future will depend upon, among other factors, the Company's earnings, capital requirements and operating and financial condition.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of financial condition and results of operations contains certain forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward looking statements.

Glyko Biomedical Ltd. is a Canadian holding company that owns all of the capital stock of Glyko, Inc. and 41% of the capital stock of BioMarin Pharmaceutical, Inc. at December 31, 1997. In this Statement, unless otherwise indicated, as reference to "Glyko" or to the "Company" means Glyko and its wholly-owned subsidiary Glyko, Inc. Glyko, Inc. and BioMarin Pharmaceutical, Inc. (BioMarin) are operating companies based in California. The following discussion and the accompanying consolidated financial statements include the accounts of Glyko Biomedical Ltd. and Glyko, Inc. presented on a consolidated basis plus BioMarin presented on the equity method of accounting . Numerical references in the following discussion are rounded to the nearest thousand. Since its inception in October 1990, the Company has engaged in research and development of new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. The Company has developed a line of analytic instrumentation laboratory products that include an imaging system, analysis software and chemical analysis kits. The Company is continuing to develop additional chemical kits for use with the imaging system, and is also developing a line of carbohydrate diagnostic products. In March 1997, the Company raised Cdn.$2.0 million (USD$1.4 million) to fund the start-up of BioMarin which was formed to develop the Company's pharmaceutical products. Although Glyko, Inc. (the Company's research products and diagnostics business) has recorded its first year of annual net operating profit in the amount of $385,000 for 1997, the Company's pro rata share of BioMarin's net loss resulted in the Company reporting a net loss of $2,056,000 for the year. There is no assurance that sales will increase in future years and with the continuing research and development expenses incurred by BioMarin, the Company anticipates net losses may continue at least through 1998. For the period from its inception to December 31, 1997, the Company has incurred cumulative losses of $14,990,000.

In October 1997, BioMarin raised net proceeds of $3,647,000 (including $880,000 of bridge loans received in the third quarter of 1997 which were converted to common stock) from outside investors in exchange for 4,039,000 shares (including
                                9
shares issued to the placement agent for the financing). Concurrently, BioMarin issued 2,500,000 shares of Common Stock to three executive officers of BioMarin, two of whom are also executive officers of Glyko Biomedical Ltd. for an aggregate of $2,500,000 in notes due on July 31, 2000. In December 1997, BioMarin raised net proceeds of $5,016,000 from outside investors in exchange for 5,527,500 shares (including shares issued to the placement agent for the financing). As a result of such share issuances, Glyko Biomedical Ltd.'s ownership in BioMarin was reduced to 41% of BioMarin's outstanding Common Stock. Future fundraising efforts of BioMarin could result in a further reduction of Glyko Biomedical Ltd.'s ownership percentage.

BioMarin and Glyko Biomedical Ltd. have entered into a License Agreement dated June 26, 1997, pursuant to which Glyko Biomedical Ltd. granted BioMarin an exclusive, worldwide, perpetual, irrevocable, royalty-free right and license to all current and future worldwide patents, trade secrets, copyrights and other proprietary rights to all know-how, processes, formulae, concepts, data and other such intellectual property, whether patented or not, owned or licensed by Glyko Biomedical Ltd. and its subsidiaries as of the date of the License Agreement. Under the same License Agreement, BioMarin granted Glyko Biomedical Ltd. a cross-license, similar in scope, to all improvements BioMarin may make upon the licensed intellectual property. As consideration for this license, BioMarin issued Glyko Biomedical Ltd. 7,000,000 shares of BioMarin common stock.

Results of Operations

Revenues in 1997 were $2,037,000 and consisted of sales of products and services of $1,176,000 and other revenues representing development, technology and licensing fees of $704,000 and grant revenues of $157,000. Sales of products and services consisted of sales of chemical analysis kits, fees for custom analytic services and sales of imaging systems. Revenues in 1996 were $1,331,000 and consisted of sales of products and services of $1,272,000 and other revenues (primarily grant fees and equipment rental revenues) of $59,000. The decline in product revenues in 1997 was due principally to the relocation of the Company's California facilities in February which caused approximately eight weeks of delays in fulfilling orders. The increase in other revenues was due to new or revised development, technology and licensing agreements negotiated in 1997.

Gross margin on sales of products and services was 59 percent in 1997 and 60 percent in 1996. As the Company is still in the early stages of product sales and production, management expects that margins will fluctuate for some time and that current margins are not necessarily indicative of future margins.

Research and development expenses in 1997 were $606,000 compared to $1,015,000 in 1996, a decrease of $409,000. The decrease is due to the shifting of lab personnel in 1997 to BioMarin's payroll including the reduction of salary allocated to Glyko, Inc. for Dr.Christopher Starr,Vice President of Research and Development, whose time allocated to Glyko, Inc. went from 100% in 1996 to 30% in 1997. One other full-time Ph.D. was shifted 100% to BioMarin in 1997. Also, in October 1996, the Company effected lay-offs in an effort to reduce expenditures, which included one full-time lab technician.

Selling, general and administrative expense was $563,000 in 1997, a decrease of $862,000 from 1996 expense of $1,425,000. Marketing and promotional expenses were lower in 1997 due to the cut-back of two full-time marketing positions in the October 1996 layoffs. General and administrative expenses were reduced due to the reduction of rent expense resulting from the Company's relocation to a smaller facility in 1997 and due to the sublease rental income from BioMarin in 1997. Rent expense in 1996 was offset by a write-off of the deferred rent balance of $62,538 at December 31, 1996 related to a lease abandonment (see Note 6 of the financial statements). General and administrative expenses were also reduced due to the cut-back of administrative staff in October 1996 plus the reduction of salary allocated to Glyko, Inc. for Dr. John Klock, President, whose time allocated to Glyko, Inc. went from 100% in 1996 to 30% in 1997.

Interest income earned in 1997 and 1996 reflected earnings on cash invested in short term interest bearing accounts. Interest expense in 1997 and 1996 was immaterial.

Liquidity and Capital Resources

During the second quarter of 1996, the Company closed a second private equity placement offering (the Q296 Financing). Investors participating in the Q296 Financing purchased 2.5 million units each consisting of one share of common stock and one half of a two year warrant. One warrant is required to purchase one share of common stock. The units were priced at Cdn.$0.60 with an exercise price on the warrant of Cdn.$0.80. The Q296 Financing raised approximately $1.077 million. An additional 175,000 units and 250,000 warrants valued together at approximately $130,000 were distributed to brokers in exchange for services rendered in connection with the Q296 Financing. The Company utilized the Black-Scholes model to value all the warrants issued in the Q296 Financing at approximately $156,000.
                                   10

On March 21, 1997, the Company closed a Cdn.$2.0 million financing (the Q197 Financing) to fund the start-up of BioMarin Pharmaceutical, Inc. which was formed to develop the Company's pharmaceutical products. As a result of this financing, the Company issued 4.0 million units at Cdn.$0.50 per unit, each unit consisting of one common share and one common share purchase warrant. Each warrant can be exercised for one share of common stock at Cdn.$1.00 per share, expiring on March 21, 1999. An additional 280,000 units and 280,000 warrants together valued at approximately $161,000 were distributed to the brokers in exchange for services rendered in connection with the Q197 Financing. The Company utilized the Black-Scholes model to value all the warrants issued in the Q197 Financing at approximately $496,000.

In October 1997, BioMarin sold 3,740,000 shares of common stock for net proceeds of $3,647,000 (including $880,000 of bridge loans received in the third quarter of 1997 which were converted to common stock). Additionally, BioMarin issued 299,000 common shares and 299,000 warrants to purchase common shares exercisable at $1.00 per share and valued under the Black Scholes model at $48,000. Concurrently, BioMarin issued 2,500,000 shares of Common Stock to three executive officers of BioMarin, two of whom are also executive officers of Glyko Biomedical Ltd. for an aggregate of $2,500,000 in notes due on July 31, 2000.

In December 1997, BioMarin raised net proceeds of $5,016,000 from outside investors in exchange for 5,527,500 shares (including 502,500 shares issued to the placement agent for the financing). Additionally, BioMarin issued to the placement agent 502,500 warrants to purchase common shares exercisable at $1.00 per share and valued under the Black Scholes model at $80,000. As a result of such share issuances, Glyko Biomedical Ltd.'s ownership in BioMarin was reduced to 41% of BioMarin's outstanding Common Stock. Future fundraising efforts of BioMarin could result in a further reduction of Glyko Biomedical Ltd.'s ownership percentage.

The Company's net cash position increased by $317,000 in 1997. Net cash proceeds from the Q197 Financing of $1,424,000 and net cash provided by operating activities of $441,000 were offset by the Company's cash investment in BioMarin of $1,500,000 and purchases of property and equipment of $71,000.

The Company's net cash position decreased by $410,000 in 1996. Net cash proceeds of $1.054 million from the Q296 Financing were offset by cash used in operating activities of $1,389,000. Cash used in operating activities in 1996 reflected the operating loss of $1,576,000 partially offset by collections of accounts receivable and deferral of payments for facilities costs.

Since its  inception,  the  Company  has  incurred  cumulative losses of $14,990,000 and expects to continue to incur losses during 1998 due to the ongoing research and development of pharmaceutical products by BioMarin. Management believes that Glyko, Inc. has sufficient cash to sustain planned operations through the end of 1998 due to increased revenues and decreased expenditures. Management also believes that BioMarin has sufficient cash to sustain planned operations through the end of 1998 due to additional capital raised from outside shareholders at the end of 1997. To maintain liquidity beyond the end of 1998, BioMarin will have to raise additional capital, reduce expenses considerably, generate significant revenues, or realize some combination of the above. To maintain liquidity beyond the end of 1998, Glyko, Inc. will have to reduce expenses considerably, increase sales significantly, or realize some combination of the above. There can be no assurance that BioMarin nor Glyko, Inc. will be successful in maintaining liquidity. Management may consider selling certain assets or technology rights to raise additional capital. The Company will continue to seek additional funding through various means including but not limited to stock issuances, licensing and marketing agreements and collaborative research agreements with strategic partners. However, there can be no assurance that such agreements will be reached and that additional funding will be obtained. See "Risk Factors - Future Capital Requirements."

The Company is currently reviewing its computer systems in order to evaluate necessary modifications for the year 2000. The Company does not currently anticipate that it will incur material expenditures to complete any such modifications.

Item 7.  Financial Statements
The information required to be filed in this item appears on pages F.2 to F.25 and is incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

The directors and executive officers of the company are as follows:

                                                                                                          Year Joined
                      Name                      Age                        Position                         Company


      >
    R. William Anderson(1)(2)                    56     Director                                             1992
    John H. Craig                                50     Secretary and Director                               1992
    John S. Glass                                61     Director                                             1994
    John C. Klock, M.D. (1)                      53     President, Chief Executive Officer and               1990
                                                          Director
    Christopher M. Starr, Ph.D.                  45     Vice-President, Research and Development             1991
    Gwynn R. Williams(1)(2)                      64     Director                                             1990
    Mark I. Young                                42     Assistant Secretary and Director                     1997

(1)      Member of Audit Committee
(2)      Member of Compensation Committee


All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the officers and directors of the Company.

Mr. R. William Anderson has served as a Director since 1992. Since 1997, he has been Vice President, Finance and Chief Financial Officer at Fusion Medical Technologies, Inc., a surgical sealant company. He held the same position at Fidus Medical Technology, Inc., a developer of microwave cardiac ablation equipment from 1996 to 1997. From 1994 to 1996 Mr. Anderson was a Director at Recombinant Capital, a consulting firm specializing in strategic alliances in the biotechnology industry. From 1989 to 1994 he served as Vice-President Finance and Chief Financial Officer at Glycomed Incorporated, a therapeutic pharmaceutical company based on complex carbohydrates. Mr. Anderson also held financial positions as chief financial officer at Chiron Corporation and as controller and as director of financial planning and analysis at Syntex Laboratories. Mr. Anderson holds an MBA from the Harvard Business School.

Mr. John H. Craig has served as a Director and Secretary of the Corporation since 1992 and has been a solicitor and partner with Cassels Brock and Blackwell and previously with Holden Day Wilson, Toronto law firms, since 1973. Mr. Craig is a director of a number of public companies listed on the oronto Stock Exchange.

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

Dr. Christopher M. Starr has been Vice President-Research and Development of the Company since 1991. He received his Ph.D. in Biochemistry from the State University of New York, Upstate Medical Center (Syracuse) and did post-doctoral work at the National Institutes of Health (1987-1991). He is a carbohydrate biochemist and molecular biologist.
                                12

Mr. Gwynn R. Williams is a founder of Glyko (established 1990). He was also founder and owner of Astromed and Astroscan, UK manufacturers of scientific equipment established in 1984, which are now both merged into Life Science Research Ltd., a UK company. Mr. Williams was a partner in Arthur Andersen & Co., (1971-1982). Previously he was a mathematician with General Motors Research in Detroit (1961-1970) and with British Steel (1958-1960).

Mr. Mark I. Young has served a Director of the Corporation since March, 1997 and has been the Assistant Secretary of the Corporation since 1992. Mr. Young is a solicitor and partner with Cassels Brock and Blackwell practicing in the areas of corporate commercial and securities law. Mr. Young is an officer or director of a number of public companies listed on The Toronto Stock Exchange.

Section 16(a) Beneficial Ownership Reporting Compliance

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, during the fiscal year ended December 31, 1997, all officers, directors, and ten percent stockholders complied with all Section 16(a) filing requirements except that the Forms 5 for all officers, directors, and 10 percent stockholders were filed late.

Item 10.  Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation that was awarded to, earned by or paid to the Company's Chief Executive Officer and the other most highly compensated officers other than the Chief Executive Officer who earned more than $100,000 and who were serving as executive officers as of the end of the fiscal years ended December 31, 1997 and 1996, (together, "the Named Officers"). No other executive officer of the Company earned more than $100,000 during the years ended December 31, 1997 and 1996.

                                                                                                             Long-term
                                                                               Annual Compensation         Compensation

               Name and Principal Position                Year                       Salary               Option grants


    John C. Klock, M.D.                                   1997                      $ 244,140                 64,740
    President, Chief Executive Officer & Director         1996                      $ 187,297                    -

    Christopher M. Starr, Ph.D.                           1997                      $ 149,666                 40,350
    Vice-President, Research and Development              1996                      $ 126,528                    -


                                           Option/SAR Grants In Last Fiscal Year

                                                                     % of Total
                                                                      Options
                   Name and Principal                      # of      Granted to      Exercise
                        Position                        Options     Employees in     Price of        Expiration Date of
                                                         Granted         1997         Options              Options
    John C. Klock, M.D.
    President, Chief Executive Officer & Director         64,740         27%          Cdn$0.65        December 31, 2001

    Christopher M. Starr, Ph.D.
    Vice-President, Research and Development              40,350         17%          Cdn$0.65        December 31, 2001

                                    Aggregated Fiscal Year End Option Values

There were no option exercises in fiscal 1997 by the Named Officers. The following table provides information with respect to the value of unexercised options held by the Named Officers at the close of business on December 31,
1997.

                                               Number of           Number of            Value of              Value of
                                              Unexercised         Unexercised     Unexercised Options   Unexercised Options
                                           Options at Fiscal      Options at      at Fiscal Year End,   at Fiscal Year End,
                                               Year End,       Fiscal Year End,     Exercisable (1)      Unexercisable (1)
                                              Exercisable        Unexercisable

     John C. Klock, M.D.                              675,288             10,536        $ 87,971              $ 86,071
     Christopher M. Starr, Ph.D.                      278,259                166        $ 73,484              $ 73,454

(1) The market value of underlying securities is based on the closing price of the Company's common shares on December 31, 1997 of $0.9019 minus the exercise price. The closing price of $0.9019 was calculated by applying a Canadian dollar/US dollar exchange rate of $0.7215 to the closing price at December 31, 1997 of Canadian $ 1.25.


Director Compensation

During the fiscal year ended December 31, 1997, the Company's directors, including non-employee directors, were granted stock options in lieu of compensation for services provided as directors for 1997 and 1996.

Employment Agreement

In connection with the Joint Venture Agreement, Glyko, Inc. entered into an employment agreement (the "Employment Agreement") with Dr. John C. Klock, M.D. (Klock) dated December 20, 1990. The Board of Directors ("the Board") approved a renewal of the Employment Agreement for an additional two years effective January 1, 1996 retaining Klock as the Company's president. Under the renewed Employment Agreement, the Board annually reviews Klock's salary and makes adjustments which the Board in its discretion deems to be appropriate. Glyko, Inc. is obligated to continue paying Klock's compensation for a period of six months following Klock's mental or physical incapacity or his death. Absent notification of intention not to renew by Klock or the Board, the Employment Agreement renews for subsequent periods, subject to agreement by the parties on Klock's compensation for the renewal terms. The Employment Agreement may be terminated by Klock upon three months' notice and by Glyko, Inc. upon six months' notice or immediately upon a breach of Klock's duties required under the Employment Agreement. By its terms, the Employment Agreement does not terminate upon a merger, consolidation or sale of substantially all of the Company's assets, and the obligations under the Employment Agreement shall be delegated to the successor entity in such a situation.

Effective July 1, 1997, Drs. Klock and Starr signed an employment agreement with BioMarin committing 70% of their efforts to BioMarin and 30% to Glyko, Inc.

Stock Option Plan

Glyko has a stock option plan (the "Plan") under which options to purchase Common Shares may be granted by the board of directors of Glyko to directors, officers, consultants and key employees of Glyko. Options granted under the Plan may either be "incentive stock options" under Section 422 of the United States Internal Revenue Code, or non-statutory options. The Plan is administered by the board of directors of Glyko. Options granted under the Plan will have an exercise price which will not be less than the market price, less any permissible discounts, of the Common Shares on the date prior to the date of grant, which market price is deemed to be the closing sales price, or the closing bid price if no sales were reported, of the Common Shares on any established stock exchange or national market system upon which the Common Shares are listed, including The Toronto Stock Exchange, or, if listed upon more than one exchange or system, the exchange or system with the greatest volume of trading in Common Shares on the date prior to the date of grant, or, if there is no established market for the Common Shares, the fair market value of the Common Shares as determined by the board of directors. Options will be exercisable over a number of years specified at the time of the grant which cannot exceed ten years. The aggregate number of Common Shares subject to options granted under the Plan cannot exceed three million Common Shares and no one optionee is entitled to hold options exceeding five percent of the Common Shares outstanding at the time of the grant. Also, the maximum number of shares which may be reserved for issuance to insiders under the Plan shall not exceed 10 percent of common shares outstanding at the time of the grant.
                                     14

Incentive stock options granted under the Plan terminate within 90 days of the termination of an optionee's employment. Non-statutory options granted under the Plan terminate within a period of time following the termination of the optionee's employment, consulting or officer or director relationship which is determined by the board of directors. Options also terminate within 12 months of the death or total and permanent disability of the optionee. Options granted under the Plan are not transferable. As of February 28, 1998, 2,459,261 options (net of exercised options) had been approved by the board of directors.

Options will only be granted in compliance with applicable securities legislation, and the Plan will be operated in conformity with the requirements of any stock exchange upon which the Common Shares of the Company may become listed.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table lists certain information regarding beneficial ownership of the Glyko's Common Shares as of February 28, 1998, by (i) those persons who own more than 5 percent of the Company's common stock, (ii) the Company's Chief Executive Officer, (iii) each of the Company's directors, and (iv) the total amount of Common Shares held by the Company's officers and directors as a group.

                                       Name and Address of              Amount and Nature of         Percent
         Title of Class                 Beneficial Owner                  Beneficial Owner          of Class

    Common Shares            Millipore Corporation (1)                        2,461,177               11.2%
                               80 Ashby Road
                               Bedford, MA 01730

    Common Shares            Gwynn R. Williams (2)                            3,464,968               15.4%
                               c/o Life Science Research, Ltd.
                               3rd Floor Salisbury House
                              15 Victoria Street
                              Douglas, Isle of Man IM1 2LW
                              British Isles

    Common Shares            New York Life Insurance Company (3)              4,528,750               18.9%
                               51 Madison Avenue
                               New York, NY 10010

    Common Shares            Trianon Opus One, Inc. (4)                       3,528,000               14.9%
                               P.O. Box 31106 SMB
                               Grand Cayman, Cayman Islands

    Common Shares            Glycomed Inc.                                    1,326,654               6.1%
                               10275 Science Center Drive
                               San Diego, CA   92121

    Common Shares            John C. Klock, M.D. (5)                          1,049,769               4.6%
                               c/o Glyko, Inc.
                               11 Pimentel Court
                               Novato, CA 94949

    Common Shares            Christopher M. Starr  (6)                         297,592                1.3%
                               c/o Glyko, Inc.
                               11 Pimentel Court
                               Novato, CA 94949

    Common Shares            R. William Anderson (7)                           102,300                  *
                               c/o 1804 North Shoreline Blvd.
                               Mountain View, CA  94043

    Common Shares            John H. Craig (7)                                 103,301                  *
                               c/o Scotia Plaza, Suite 2100
                               40 King Street West
                               Toronto, Canada M5H 3C2

    Common Shares            John Glass (8)                                    99,000                   *
                               c/o 48 Main Street
                               Boxford, MA  01921







                                       Name and Address of              Amount and Nature of         Percent
         Title of Class                 Beneficial Owner                  Beneficial Owner          of Class

    Common Shares            Mark I. Young (9)                                 31,000                   *
                               c/o Scotia Plaza, Suite 2100
                               40 King Street West
                               Toronto, Canada M5H 3C2

    Common Shares            All Officers and Directors (10)                  5,147,930               21.7%

       * Less than 1%.
(1) Does not reflect pending issuance of 500,000 shares in exchange for termination of marketing rights.
(2) Includes 102,300 Common Shares issuable upon exercise of options within 60 days of February 28, 1998, and 416,758 Common Shares issuable upon exercise of common stock warrants.
(3) Includes 2,092,500 Common Shares issuable upon exercise of common stock warrants.
(4) Includes 1,764,000 Common Shares issuable upon exercise of common stock warrants.
 (5) Includes 676,417 Common Shares issuable upon exercise of options within 60 days of February 28, 1998, and 20,207 Common Shares issuable upon exercise of common stock warrants.
(6) Includes 281,648 Common Shares issuable upon exercise of options within 60 days of February 28, 1998, and 7,772 Common Shares issuable upon exercise of common stock warrants.
(7) Includes 102,300 Common Shares issuable upon exercise of options within 60 days of February 28, 1998.
(8) Includes 99,000 Common Shares issuable upon exercise of options within 60 days of February 28, 1998.
(9) Includes 31,000 Common Shares issuable upon exercise of options within 60 days of February 28, 1998.
10) Includes 1,394,965 Common Shares issuable upon exercise of options within 60 days of February 28, 1998, and 444,747 Common Shares issuable upon exercise of common stock warrants excludes shares held by Millipore , New York Life, Trianon Opus One, Inc. and Glycomed.

Item 12.  Certain Relationships and Related Transactions

All material transactions of the Company during the past two years in which any director or senior officer, or any principal stockholder of the Company has an interest are as described below:

The Company rented facilities from Millipore in 1997 and 1996, incurring rental and facilities expense of $20,060 and $274,284 respectively.

On March 21, 1997, the Company closed a Cdn.$2.0 million financing (the Q197 Financing) to fund the start-up of BioMarin Pharmaceutical, Inc. which was formed to develop the Company's pharmaceutical products. As a result of this financing, the Company issued 4.0 million units at Cdn.$0.50 per unit, each unit consisting of one common share and one common share purchase warrant. Each warrant can be exercised for one share of common stock at Cdn.$1.00 per share, expiring on March 21, 1999. An additional 280,000 units and 280,000 warrants together valued at approximately $161,000 were distributed to the brokers in exchange for services rendered in connection with the Q197 Financing. The Company utilized the Black-Scholes model to value all the warrants issued in the Q197 Financing at approximately $496,000. As a result of additional funds raised by BioMarin during 1997 (see Footnote 6 to Glyko Biomedical, Ltd. Financial Statements), the Company's ownership in BioMarin was reduced to 41% of BioMarin's outstanding common stock at December 31, 1997. Future fundraising efforts of BioMarin could result in a further reduction the Company's ownership percentage.

BioMarin and the Company have entered into a License Agreement dated June 26, 1997, pursuant to which the Company granted BioMarin an exclusive, worldwide, perpetual, irrevocable, royalty-free right and license to all current and future worldwide patents, trade secrets, copyrights and other proprietary rights to all know-how, processes, formulae, concepts, data and other such intellectual property, whether patented or not, owned or licensed by the Company. and its subsidiaries as of the date of the License Agreement. Under the same License Agreement, BioMarin granted the Company. a cross-license, similar in scope, to all improvements BioMarin may make upon the licensed intellectual property. As consideration for this license, BioMarin issued the Company 7,000,000 shares of BioMarin common stock.

The Company subleases office and lab space, certain administrative and research and development functions to BioMarin. BioMarin reimburses the Company for rent, salaries and related benefits and other administrative costs and the Company reimburses BioMarin for salaries and related benefits. The Company reimbursed BioMarin $133,000 during the year ended December 31, 1997, and BioMarin reimbursed the Company $ 373,848 during the year ended December 31, 1997. The Company also provided analytical services and products to BioMarin at a 27% discount in 1997. Total receipts to the Company from sales to BioMarin total $39,301 during 1997.

Millipore

In 1992 Glyko, Inc. granted Millipore exclusive worldwide rights to market and sell Glyko, Inc.'s analytic products to the laboratory research market, (the "Distribution Agreement"). The Distribution Agreement had a term of six years commencing on October 1, 1992. In September, 1993, the Company negotiated an amendment to the Distribution Agreement pursuant to which the Company received the non-exclusive right to market and distribute its analytic products in certain markets, principally the United States. In April 1994, the Company and Millipore agreed to terminate the Distribution Agreement. In exchange for relinquishing marketing rights to Glyko products, Millipore will receive 500,000 shares of Glyko common stock pending regulatory approval. In the third quarter of 1994, the Company recorded a charge of $219,811 for costs related to the termination of the Distribution Agreement. This amount represents the estimated fair market value, at April 1994, of stock to be issued to Millipore as a result of the termination of the Distribution Agreement. The Toronto Stock Exchange has not permitted the issuance of the 500,000 shares due to an arms-length issue and requires that an independent valuation be performed in order to reconsider the issuance of these shares. No such valuation has been performed to date.

Share Transfer Restrictions

Millipore, Glycomed and Williams (the "Corporate Partners") have agreed to certain restrictions relating to their shares in Glyko. The Corporate Partners' shares in Glyko may not be transferred except to Glyko or Glyko, Inc., when transferred to an 80 percent or more owned subsidiary of the Corporate Partner that agrees to be bound by the share transfer restrictions, in a transaction in which at least 65 percent of the voting power of Glyko is acquired by a party other than a Corporate Partner, in a transaction (including a public offering), in which no more than 5 percent of Glyko's voting stock is transferred to any single person or group, pursuant to Rule 144 of the 1933 Act (when applicable), in response to a tender offer made by or on behalf of, or not opposed by, Glyko and the offeror agrees to be bound by the sale of business provisions of the Joint Venture Agreement and the Distribution Agreement. In addition, a Corporate
                                        18

Partner may sell shares in the case of a tender offer for at least 40 percent of Glyko's shares; provided that Glyko shall have an assignable right of first refusal with respect to the Corporate Partner's shares in such situation.

Pursuant to an agreement (the "Escrow Agreement") dated December 10, 1992 among the Founders, Montreal Trust Company of Canada (the "Trustee") and Glyko, 6,030,428 Common Shares (the "Escrowed Shares") were placed on closing on deposit with the Trustee. The Trustee will release the Escrowed Shares to the Founders as follows: (a) 10 percent on September 10, 1993; (b) 20 percent on September 10, 1994, September 10, 1995 and September 10, 1996, respectively; and
(c) the remaining 30 percent on September 10, 1997. As of December 31, 1996, 1,809,124 of the escrowed shares remained on deposit with a trustee and as of December 31, 1997, no shares remained in escrow.

Item 13.  Exhibits, List and Reports on Form 8-K

(a)      The following documents are filed as part of this report

      Exhibit
      Number                           Description

       3.1     Registrant's  Articles  of  Incorporation  and  Bylaws  (filed as exhibit 3.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
       3.2 Restated Certificate of Incorporation of BioMarin Pharmaceutical, Inc. (filed as exhibit 3.1 to Form
               10-QSB dated September 30, 1997, and incorporated herein by reference).
       3.3 Bylaws of BioMarin Pharmaceutical, inc. (filed as exhibit 3.2 to Form 10-QSB dated September 30, 1997, and incorporated herein by reference).
       4.1     Registrant's  Articles of Incorporation and Bylaws (filed as exhibit 3.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
               Restated    Certificate   of   Incorporation   of   BioMarin
               Pharmaceutical,  Inc.  (filed as exhibit  3.1 to Form 10-QSB
               dated  September  30,  1997,  and  incorporated   herein  by
               reference).
      10.1 Registrant's Stock Option Plan (filed as exhibit 10.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
      10.2 Joint Venture Agreement between: Registrant; Millipore Corporation; Glycomed Incorporated; Gwynn R.
               Williams; Astroscan, Ltd.; and Astromed, Ltd. dated December 18, 1990(filed as exhibit 10.2 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
      10.3 Distribution Agreement between Registrant and Millipore Corporation dated December 18, 1990 (filed as exhibit 10.3 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
      10.4 License Agreement between Registrant, and Astroscan, Ltd. and Astromed, Ltd. (filed as exhibit 10.4 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
      10.5 License Agreement between Registrant and Glycomed Incorporated (filed as exhibit 10.5 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
      10.6 Loan Agreement between Registrant, and Millipore Corporation and Gwynn R. Williams, dated April 9, 1992(filed as exhibit 10.6 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
      10.7 Employment Agreement between Registrant and John C. Klock, M.D., dated December 20, 1990 (filed as exhibit 10.7 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
      10.8 Exchange Agreements between Registrant, and the share and option holders of Glyko, Inc., dated December 10, 1992 (filed as exhibit
               10.8 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
      10.9 Amendment Number Two to Exclusive Distribution and Supply Agreement between Registrant and Millipore Corporation dated September 22, 1993 (filed as exhibit 10.4 to Form 10-KSB Statement dated December 31, 1993 and incorporated herein by reference).
     10.10     Amendment Number Two to Joint Venture Agreement between:
               Registrant; Millipore Corporation; Glycomed
               Incorporated; Gwynn R. Williams; Astroscan, Ltd.; and Astromed, Ltd. dated April 28, 1994 (filed as exhibit 10.1 to Form 10-QSB dated March 31, 1994 and incorporated herein by reference).
     10.11 Employment Agreement between Registrant and John C. Klock, M.D., dated January 1, 1994 (filed as exhibit 10.2 to Form 10-QSB dated March 31, 1994 and incorporated herein by reference).
     10.12 Glyko Biomedical Share Option Plan - 1994 (filed as exhibit 10.1 to Form 10-QSB dated June 30, 1994 and incorporated herein by reference).
     10.13 Development and Supply Agreement between Registrant and Bio-Rad Laboratories, Inc., dated February 16, 1995 (filed as exhibit
               10.1 to Form 10-KSB dated March 31, 1996 and incorporated herein by reference).
     10.14 International Distribution Agreement between Registrant and Toyobo Co., Ltd. and MC Medical. Inc.
               dated September 12, 1995 (filed as exhibit 10.2 to Form 10-KSB dated March 31, 1996 and incorporated herein by reference).
     10.15 Commercial Lease between Registrant and Douglas R. Kaye dated December 23, 1996
                                      20

      Exhibit
      Number                               Description

     10.16 Toyobo Distribution Agreement (confidential portions of exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission). Filed as exhibit 10.1 to Form 10-QSB dated March 31, 1997, and incorporated herein by reference.
     10.17 First Amendment to Bio-Rad Laboratories, Inc. Agreement (confidential portions of exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission). Filed as exhibit 10.1 to Form 10-QSB dated June 30, 1997, and incorporated herein by reference.
     10.18 Array Medical License and Development Agreement (confidential portions of exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission). Filed as exhibit 10.2 to Form 10-QSB dated June 30, 1997, and incorporated herein by reference.
     10.19 License Agreement between Glyko Biomedical Ltd. and BioMarin Pharmaceutical, Inc. (filed as exhibit 10 to Form 10-QSB dated September 30, 1997, and incorporated herein by reference.)
      21.1 List of Registrant's Subsidiaries (filed as exhibit 22.1 to Form 10-SB Registration Statement No. 0-021994 dated August 6, 1993 and incorporated herein by reference).
      24.1     Power of Attorney (see Power of Attorney  hereto attached at page
               22).
      27.1 Financial Data Schedule (see Financial Data Schedule hereto attached at page 49)



(b)      Reports on Form 8-K

   No reports were filed on Form 8-K during the quarter ended December 31, 1997.

                                                        SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                           GLYKO BIOMEDICAL LTD.

Dated: March 30, 1998                     By:  \s\ John C. Klock, M.D.
---------------------------------------   ---------------------------------
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

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                       Title                                                     Date

\s\ John C. Klock, M.D.                                                                        March 30, 1998
---------------------------------                                                              --------------------
John C. Klock, M.D.               President, Chief Executive Officer, Director
                                   and Chief Accounting Officer

\s\Christopher M. Starr, Ph.D.                                                                 March 30, 1998
---------------------------------                                                              --------------------
Christopher M. Starr, Ph.D.       Vice-President Research and Development

\s\ R. William Anderson                                                                        March 30, 1998
---------------------------------                                                              --------------------
R. William Anderson               Director

\s\ John S. Craig                                                                              March 30, 1998
---------------------------------                                                              --------------------
John H. Craig                     Secretary and Director

\s\ John S. Glass                                                                              March 30, 1998
---------------------------------                                                              --------------------
John S. Glass                     Director

\s\ Gwynn R. Williams                                                                          March 30, 1998
---------------------------------                                                              --------------------
Gwynn R. Williams                 Director

\s\ Mark I. Young                                                                              March 30, 1998
---------------------------------                                                              --------------------
Mark I Young                      Assistant Secretary and Director

                        Index to Financial Statements


  Glyko  Biomedical,   Ltd.'s  Consolidated   Financial   Statements
       Report  of Independent  Public  Accountants                  F.2
       Consolidated Balance Sheets at December 31, 1997 and 1996 F.3 Consolidated Statements of Operations for the years
        ended  December  31,  1997 and  1996                        F.4
       Consolidated Statements  of  Stockholders'  Equity
        (Deficit) for the years ended December 31, 1997 and 1996 F.5 Consolidated Statements of Cash Flows
         for  the  years  ended   December  31,  1997  and  1996    F.6
        Notes  to Consolidated Financial Statements                 F.7 to F.14
  BioMarin Pharmaceutical, Inc.'s Financial Statements
         Report of Independent Public Accountants                  F.15
         Balance Sheet at December 31, 1997                        F.16
         Statement of Operations for the period from
          March 21, 1997  (inception)  to December  31,  1997      F.17
         Statement  of Stockholders'  Equity for the period from
          March 21,  1997(inception) to December  31,  1997        F.18
         Statement  of Cash Flows for the period  from
          March 21, 1997 (inception) to December 31, 1997          F.19
         Notes to Financial Statements                             F.20 to F.25

                                F.1

                   Report of Independent Public Accountants



       To the Stockholders of Glyko Biomedical Ltd.:



       We have audited the accompanying consolidated balance sheets of Glyko Biomedical Ltd. and subsidiaries (the Company) as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glyko Biomedical Ltd. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.






       San Francisco, California                   \s\Arthur Andersen LLP
       February 20 , 1998                          Arthur Andersen LLP

                                     F.2

                                                  PART I.


ITEM 1.  Financial Statements


                                            GLYKO BIOMEDICAL LTD.
                                           CONSOLIDATED BALANCE SHEETS
                                               (In U.S. dollars)


                                                               December 31,              December 31,
                                                                   1997                      1996
                                                           ---------------------     ----------------------
Assets
Current assets:
   Cash                                                               $ 528,280                  $ 210,992
   Trade receivables                                                    141,743                    156,176
   Inventories                                                           95,210                     68,452
   Other current assets                                                  15,179                     26,025
                                                           ---------------------     ----------------------
      Total current assets                                              780,412                    461,645
Investment in BioMarin Pharmaceutical, Inc.                           3,025,990                          -
Property, plant and equipment, net                                      118,910                    108,045
Other assets                                                              2,206                      2,200
                                                           ---------------------     ----------------------
      Total assets                                                  $ 3,927,518                  $ 571,890
                                                           =====================     ======================

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Accounts payable                                                    $ 38,916                  $ 174,732
   Accrued liabilities                                                  173,597                    204,504
   Deferred rent and related costs                                      365,880                    269,718
   Payable to stockholder                                               219,811                    219,811
                                                           ---------------------     ----------------------
      Total current liabilities                                         798,204                    868,765

                                                           ---------------------     ----------------------
      Total liabilities                                                 798,204                    868,765

Stockholders' equity (deficit):
   Common stock, no par value, unlimited shares
      authorized, 21,573,044 and 17,243,044 shares
      issued and outstanding at December 31, 1997 and
      December 31, 1996, respectively                                13,154,224                 12,203,065
   Additional Paid In Capital                                         4,068,564                          -
   Common stock warrants and options                                    929,585                    433,897
   Deferred compensation                                                (33,364)                         -
   Accumulated deficit                                              (14,989,695)               (12,933,837)
                                                           ---------------------     ----------------------
      Total stockholders' equity (deficit)                            3,129,314                   (296,875)
                                                           ---------------------     ----------------------
      Total liabilities and stockholders' equity (deficit)          $ 3,927,518                  $ 571,890
                                                           =====================     ======================

The accompanying notes are an integral art of these statements.
                           F.3

                                    GLYKO BIOMEDICAL LTD.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In U.S. dollars)



                                                               Year Ended December 31,
                                                       ---------------------------------------
                                                            1997                 1996
                                                       ----------------   --------------------
Revenues:
     Sales of products and services                        $ 1,175,699            $ 1,271,933
     Other revenues                                            860,935                 58,702
                                                       ----------------   --------------------
       Total revenues:                                       2,036,634              1,330,635

Expenses:
     Cost of products and services                             482,770                509,248
     Research and development                                  605,803              1,014,966
     Selling, general and administrative                       562,888              1,425,484
                                                       ----------------   --------------------
       Total expenses:                                       1,651,461              2,949,698
                                                       ----------------   --------------------
Income (loss) from operations                                  385,173             (1,619,063)
Equity in loss of BioMarin Pharmaceutical, Inc.             (2,452,422)                     -
Interest income                                                 12,610                 18,367
Other income (loss)                                             (1,219)                24,837
                                                       ----------------   --------------------
Net loss                                                  $ (2,055,858)          $ (1,575,859)
                                                       ================   ====================

Net loss per common share, basic and diluted                   $ (0.10)               $ (0.10)
                                                       ================   ====================

Weighted average number of shares
     used in computing per share amounts                    20,536,058             16,058,994
                                                       ================   ====================

The accompanying notes are an integral art of these statements.
                           F.4

                                     GLYKO BIOMEDICAL LTD.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                       (In U.S. dollars)


                                 Common Stock               Additional   Common Stock    Deferred    Accumulated
                            ------------------------------    Paid In
                                   Shares            Amount   Capital      Warrants     Compensation   Deficit           Total
                            ---------------- -------------- ------------ ------------- ------------- ------------ ----------------

Balance at December 31, 1995    14,567,944   $ 11,304,356      $ -        $ 278,085         $ -     $(11,357,978)       $ 224,463

Net loss for the year               -             -                             -                     (1,575,859)      (1,575,859)

Exercise of stock options              100             48                       -                          -                   48

Issuance of common stock and
warrants in a private placement
financing, net of issuance
      costs of $152,156          2,675,000        898,661                    155,812                                    1,054,473


                           ---------------- -------------- ------------- ----------- ----------- ---------------- ----------------
Balance at December 31, 1996    17,243,044   $ 12,203,065      $ -        $ 433,897         $ -     $(12,933,837)      $ (296,875)

Net loss for the year                -              -                           -                     (2,055,858)      (2,055,858)

Exercise of stock options           50,000         22,976                       -                            -             22,976

Grant of options to consultants                                    90,152               (33,364)                           56,788

Issuance of common stock and
warrants in a private placement
financing, net of issuance
costs of $160,881                4,280,000        928,183                    495,688                                    1,423,871

Additional paid in capital
resulting from                                                  3,978,412                                               3,978,412
the sale of common stock by
BioMarin Pharmaceutical, Inc.

                             --------------  ---------------- ------------- ------------ ---------- -------------- ----------------
Balance at December 31, 1997    21,573,044     $ 13,154,224   $ 4,068,564   $ 929,585    $ (33,364)  $(14,989,695)     $ 3,129,314
                             =============== ================ ============= ============ ========== ============== ================


The accompanying notes are an integral art of these statements.
                           F.5

                   GLYKO BIOMEDICAL LTD.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In U.S. dollars)




                               Year ended December
                                                                   ------------------------------------
                                                                        1997                 1996
                                                                   ----------------     ---------------

Net loss                                                              $ (2,055,858)       $ (1,575,859)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                              115,481              61,139
Equity in the loss of BioMarin Pharmaceutical, Inc.                      2,452,422                   -
Loss on disposal of property and equipment                                   1,452               4,046
Gain on lease abandonment                                                        -             (62,538)
Change in assets and liabilities:
   Trade receivables                                                        14,433             200,630
   Inventories                                                             (26,758)             40,066
   Other assets                                                             10,840             (20,854)
   Accounts payable                                                       (135,816)             52,357
   Accrued liabilities                                                     (30,907)            (16,956)
   Deferred revenue                                                              -            (174,386)
   Deferred rent and related costs                                          96,162             103,183
                                                                   ----------------     ---------------
Total adjustments                                                        2,497,309             186,687
                                                                   ----------------     ---------------
   Net cash provided by (used in) operating activities                     441,451          (1,389,172)


Investment in BioMarin Pharmaceutical, Inc.                             (1,500,000)                  -
Purchases of property and equipment                                        (71,010)            (61,061)
                                                                   ----------------     ---------------
   Net cash used in investing activities                                (1,571,010)            (61,061)


Net proceeds from the issuance of common stock and warrants
   in private placement financings                                       1,423,871           1,054,521
Proceeds from exercise of stock options                                     22,976                   -
Repayments on capital lease obligations                                          -             (14,016)
                                                                   ----------------     ---------------
   Net cash provided by financing activities                             1,446,847           1,040,505

                                                                   ----------------     ---------------
Net increase (decrease) in cash                                            317,288            (409,728)
Cash and cash equivalents, beginning of period                             210,992             620,720
                                                                   ----------------     ---------------
Cash and cash equivalents, end of period                                 $ 528,280           $ 210,992
                                                                   ================     ===============


Common stock and common stock warrants issued
in exchange for financing services                                       $ 160,881           $ 129,539
Stock options issued in exchange for consulting services                  $ 90,152                   -

The accompanying notes are an integral art of these statements.
                           F.6

1.      The Company and Description of the Business

       Glyko Biomedical Ltd. (the Company) is a Canadian company which was established in 1992 to acquire all of the outstanding capital stock of Glyko, Inc., a Delaware corporation. The Company, through its wholly-owned subsidiary Glyko, Inc., is developing new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. The Company has developed a product line of laboratory instruments and chemical kits, referred to as analytic products, which are used in carbohydrate analysis. Shipments of these products began in December 1992. The Company is also developing certain carbohydrate diagnostic products. In October, 1996, the Company formed BioMarin Pharmaceutical, Inc. (BioMarin), a Delaware corporation, to develop the Company's pharmaceutical products. BioMarin first issued stock on March 21, 1997 (inception) when it issued 1,500,000 shares of common stock to the Company for $1.5 million. Beginning in October 1997, BioMarin raised capital from third parties with the result that at December 31, 1997, the Company's ownership interest in BioMarin had been reduced to 41%.

        Since its inception, the Company has incurred cumulative losses of $14,989,695 and expects to continue to incur losses during 1998 due to the ongoing research and development of pharmaceutical products by
        BioMarin. Management believes that Glyko, Inc. has sufficient cash to sustain planned operations through the end of 1998 due to increased revenues and decreased expenditures. Management also believes that BioMarin has sufficient cash to sustain planned operations through the end of 1998 due to additional capital raised from outside shareholders at the end of 1997. In order to continue operations beyond 1998, Glyko, Inc. and BioMarin would need to obtain additional funding in the form of stock issuances, licensing and marketing agreements and/or collaborative research agreements with strategic partners. If adequate funding is not obtained, long-term operations may be adversely affected. Glyko, Inc. and BioMarin will delay or eliminate expenditures in respect of certain products under development such as additional analytical kits, diagnostic testing equipment and pharmaceutical products in the event sufficient funding is unavailable. In December 1992, the Company successfully completed an initial public offering on the Toronto Stock Exchange. Since that time, the Company has maintained liquidity by utilizing the proceeds of that offering, by utilizing the proceeds of private equity placements in the second quarter of 1995, the second quarter of 1996, and the first quarter of 1997, and by using cash flow from operations from Glyko, Inc. BioMarin has maintained liquidity by utilizing proceeds from three private equity placements during 1997.

2.      Summary of Significant Accounting Policies

        The accompanying consolidated financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars. At December 31, 1996, the consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Glyko, Inc. As of December 31, 1997, the Company owns 41 percent of BioMarin and, as such, BioMarin's activities have been reported in the Company's financial statements for the year ended December 31, 1997, based on the equity method of accounting. To the extent that the issuance of stock by BioMarin to third parties results in an increase in or decrease in the Company's ownership of the net assets of BioMarin, the Company reflects this increase or decrease as paid-in capital as reflected in the Consolidated Statements of Stockholders' Equity (Deficit). All significant intercompany accounts and transactions have been eliminated. Certain balances in the prior years have been reclassified to conform with the current year presentation.

        Use of Estimates:

        The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include allowance
                                        F.7
        for doubtful accounts receivable, and certain other reserves, including an accrual for deferred rent (see Footnote 5).

        Cash and Cash Equivalents:

       Cash and cash equivalents consist of amounts held with banks and short-term investments with original maturities of 90 days or less.
       Inventories:

       Inventories consist of raw materials, analytic kits, and instrument-based systems held for sale. Inventories are stated at the lower of cost (first-in, first-out method) or estimated market value.
       The components of inventories are as follows:

                                                       December 31,
                                                  1997             1996
                                            ----------------- ----------------
   Raw materials                                   $90,647          $62,925
   Finished products                                 4,563            5,527
                                            ----------------- ----------------
                                                   $95,210          $68,452
                                            ================= ================

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

                           Office furniture                           5 years
                           Computer equipment                         3 years
                           Lab and production equipment               5 years


       Foreign Exchange:

       As all of the Company's operations are located in the United States, the Company has adopted the U.S. dollar as its functional currency. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation", assets and liabilities denominated in foreign currency, except for intercompany accounts that are considered permanent in nature, are translated into U.S. dollars at the current rate of exchange existing at year end and revenues and expenses are translated at the average monthly exchange rates. Transaction gains and losses included in the consolidated statements of operations are not material.

       Product Sales:

       The Company recognizes product revenues and related cost of sales upon shipment of products. Service revenues are recognized upon completion of services as evidenced by the transmission of reports to customers. Other revenues, principally licensing and distribution fees, are recognized upon completion of applicable contractual obligations.

       At times, the Company has received payments in advance for future product shipments or hardware maintenance and service contracts. Such payments are classified as deferred revenue on the accompanying consolidated balance sheets. Upon shipment of products, revenue is recognized and the corresponding liability (deferred revenue) is reduced. Revenues from maintenance and service contracts are recognized monthly pro rata over the period of the contract and the corresponding liability (deferred revenue) is reduced.

                                            F.8

       Total revenues of $2,036,634 in 1997 and $1,330,635 in 1996 consisted entirely of direct product sales, sales to distributors for resale, analytical service fees, technology and licensing fees, and grant revenues. In 1997, revenues (including licensing and technology fees) from three major customers were 29 percent, 14 percent and 8 percent of total revenues. Grant revenues in 1997 represented eight percent of total revenues. In 1996, revenues from three major customers were 14 percent, 14 percent and 13 percent of total revenues.

       In 1990, the Company entered into an agreement (the "Agreement") giving one of its stockholders the exclusive right to market and distribute the Company's analytic products for an initial period of six years from the time the Company developed a commercially marketable product. During 1993, the Agreement was amended to grant the Company the non-exclusive right to market and distribute the Company's analytic products in the United States (direct product sales). In April 1994, the stockholder and the Company agreed to terminate the Agreement. In exchange for relinquishing its rights under the Agreement, the stockholder will receive 500,000 shares of common stock, subject to regulatory approval. In the third quarter of 1994 the Company recorded a charge to operations of $219,811 for costs related to the termination of the Agreement. This amount represents the estimated fair market value of stock to be issued as a result of the termination of the Agreement. The Toronto Stock Exchange has not permitted the issuance of the 500,000 shares because the transaction is not considered arms length. The Toronto Stock Exchange requires that an independent valuation be performed in order to reconsider the issuance of these shares. No such valuation has been performed to date.

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

       Net Loss per Share:

       Net loss per share is based on the weighted average number of common shares outstanding during each period, presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share".

       Potentially dilutive securities include 2,424,402 and 2,254,597 common stock options and 10.9 million and 6.4 million common stock warrants outstanding at December 31, 1997 and 1996, respectively. These securities were not considered in the computation of dilutive loss per share because their effect would be anti-dilutive for the years ended December 31, 1997 and 1996.














                                      F.9

3.     Property, Plant and Equipment

       Property, plant and equipment at December 31, 1997 and 1996 consisted of the following:

                                                 December 31,
                                            1997             1996
                                     ---------------- ----------------
  Lab equipment                            $229,701         $282,468
  Computer equipment                         94,712          212,330
  Production equipment                       37,164           42,095
  Office furniture                           13,510           18,069
  Leasehold improvements                     68,343            8,554
                                     ---------------- ----------------
                                            443,430          563,516
  Less accumulated depreciation            (324,520)        (455,471)
                                     ---------------- ----------------
  Property, plant and equipment, net       $118,910         $108,045
                                     ================ ================



4.    Income Taxes

       The Company's deferred tax asset at December 31, 1997 and 1996 is:

                                                  December 31,
                                            1997             1996
                                       ---------------- ----------------
  Net  operating loss carryovers            $5,153,000    $   5,167,000
  Research and development expenses
   capitalized for tax purposes                 62,000          151,000
  Research and development
   credit carryovers                           593,000          524,000
  Issue cost carryovers                        137,000          152,000
  Other temporary differences                 (255,000)        (258,000)
                                        ---------------- ----------------
                                             5,690,000        5,736,000
  Valuation allowance                       (5,690,000)      (5,736,000)
                                        ---------------- ----------------
  Net deferred tax asset                    $     --       $      --
                                        ================ ================


















                                        F.10

       The reconciliation of the effective tax rate is as follows:

                                                            December 31,
                                                1997                            1996
                                      Amount              %          Amount                %
                                      ----------------- ------------ ------------------- ------------
U.S. Statutory tax rate                $(699,000)        (34)%          $(536,000)        (34)%
State taxes, net of federal
income tax benefit                      (123,000)         (6)%            (95,000)         (6)%
Effects of international
losses and loss in equity of
subsidiary                                933,000         45 %              48,000          3 %
Research and development tax
credit                                   (56,000)         (2)%            (22,000)         (1)%
Loss carryforward utilized              (105,000)         (5)%                   -            -
Other                                       4,000            -           (155,000)        (10)%
Change in valuation allowance
                                           46,000          2 %             760,000         48 %
                                      ----------------- ------------ ------------------- ------------
Provision for income taxes              $      --          0 %       $       --             0 %
                                      ================= ============ =================== ============

       Total U.S. federal and state net tax operating loss carryforwards as of December 31, 1997 are approximately $11.9 million and $5.9 million, respectively. Federal operating loss carryforwards expire from 2006 to 2012 and state operating loss carryforwards expire from 1997 to 2001. The Company also has federal and state research and development credit carryovers of $593,000 which expire from 2007 to 2011. For Canadian income tax purposes, the Company has net operating loss carryforwards of approximately $1.3 million which expire from 1999 to 2003. Under current U.S. tax law, future changes in ownership of the Company may limit the utilization of U.S. net operating loss and credit carryforwards.

5.      Commitments and Contingencies

       Leases
       The Company leases its facilities, and office and other equipment under agreements that expire at various dates through 2000.

       The Company leased its facilities from one of its stockholders through January, 1997. The Company had negotiated payment deferrals for rent payments and related facility charges under this agreement.

       In October, 1996, the company notified the lessor that the lease would be abandoned in January, 1997. In 1997, the lessor claimed $365,880 in deferred rent and related costs for part of 1995 through January 1997. The lessor also claimed an additional $90,000 of equipment and property damage resulting from the abandonment of the premises. The Company has a counter claim for $300,000 representing sales royalties due from the lessor to the Company plus the cost of building repairs paid by the Company on behalf of the lessor. While the Company does not believe that the lessor's claim is valid and does not agree with the amount claimed by the lessor, the amount of $365,880 has been accrued and is reflected on the balance sheet at December 31, 1997. While the original lease agreement extends through December 31, 1998, management does not believe the Company will be held responsible for continuing lease obligations and, as such, no additional amounts have been accrued beyond January 1997. The facility has been subsequently leased.

       The  Company   recognized   rental  expense  under  the  agreement  on  a
       straight-line basis calculated over the full term of the sublease agreement. The difference between cumulative rental payments under the original lease agreement and rental expense was classified as a non-current liability at December 31, 1995. As a result of the abandonment in 1997, the remaining deferred rent balance at December 31, 1996 of $62,538 was written-off against selling, general and administrative expenses.



                                               F.11

       Aggregate minimum annual rental commitments under operating leases (excluding the abandoned lease) are as follows:

                    Years ending December 31,
              ---------------------------------------

              1998                                                 115,692
              1999                                                 125,582
              2000                                                  34,559
              2001 and thereafter                                    --
                                                            ---------------
                                                                  $275,833
                                                            ===============


        Rent expense was $57,950 (net of sublease rental income) in 1997 and $274,284 in 1996.

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

6.     Stockholders' Equity

       In December 1992, the Company completed an initial public offering of 2,881,601 shares of its common stock on the Toronto Stock Exchange

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

       On March 21, 1997, the Company closed a Cdn.$2.0 million (USD$1.4 million) financing (the Q197 Financing) to fund the start-up of BioMarin Pharmaceutical, Inc. which was formed to develop the Company's pharmaceutical products. As a result of this financing, the Company issued 4.0 million units at Cdn.$0.50 per unit, each unit consisting of one common share and one common share purchase warrant. Each warrant can be exercised for one share of common stock at Cdn.$1.00 per share, expiring on March 21, 1999. An additional 280,000 units and 280,000 warrants valued at approximately $161,000 were distributed to the brokers in exchange for services rendered in connection with the Q197 Financing. The Company utilized the Black-Scholes model to value all the warrants issued in the Q197 Financing at approximately $496,000. The Company used the proceeds of the offering and additional cash to purchase 1,500,000 common shares of BioMarin for $1.5 million.

       BioMarin and the Company have entered into a License Agreement dated June 26, 1997, pursuant to which the Company granted BioMarin an exclusive, worldwide, perpetual, irrevocable, royalty-free right and license to all current and future worldwide patents, trade secrets, copyrights and other proprietary rights to all know-how, processes, formulae, concepts, data and other such intellectual property, whether patented or not, owned or licensed by the Company. and its subsidiaries as of the date of the License Agreement. Under the same License Agreement, BioMarin granted the Company. a cross-license, similar in scope, to all improvements BioMarin may make upon the licensed intellectual


                                         F.12
       property. As consideration for this license, BioMarin issued the Company 7,000,000 shares of BioMarin common stock.

       In October 1997, BioMarin sold 3,740,000 shares of common stock to outside investors for net proceeds of $3,647,000 (including $880,000 of bridge loans received in the third quarter of 1997 which were converted to common stock). Additionally, BioMarin issued to the placement agent 299,000 common shares and 299,000 warrants to purchase common shares exercisable at $1.00 per share and valued under the Black Scholes model at $48,000. Concurrently, BioMarin issued 2,500,000 shares of common stock to three executive officers of BioMarin, two of whom are also executive officers of Glyko Biomedical Ltd. for an aggregate of $2,500,000 in notes due on July 31, 2000.

       In December 1997, BioMarin raised net proceeds of $5,016,000 from outside investors in exchange for 5,527,500 shares (including 502,500 shares issued to the placement agent for the financing). Additionally, BioMarin issued to the placement agent 502,500 warrants to purchase common shares exercisable at $1.00 per share and valued under the Black Scholes model at $80,000. As a result of such share issuances, Glyko Biomedical Ltd.'s ownership in BioMarin was reduced to 41% of BioMarin's outstanding Common Stock. Future fundraising efforts of BioMarin could result in a further reduction of Glyko Biomedical Ltd.'s ownership percentage.

7.        Stock Option Plan

       The Company has a stock option plan (the Plan) under which options to purchase common stock may be granted by the Board of Directors to directors, officers, consultants and key employees at not less than fair market value, less any permissible discounts, on the date of grant. Options granted under the Plan may be incentive stock options (as defined under Section 422 of the U.S. Internal Revenue Code) or non-statutory stock options. Options are exercisable over a number of years specified at the time of the grant which cannot exceed ten years. The maximum aggregate number of shares which may be granted and sold under the Plan is 3,000,000 shares.

       The Company accounts for the Plan under APB Opinion No. 25, under which no compensation cost has been recognized, except for options granted to consultants, because, under the Option Plan, the option exercise price equals the market value of stock on the date of grant. In general, the Plan options vest over 48 months and all options expire after 5 years or 90 days after employee termination.

       Had compensation cost for the Plan been determined consistent with FASB Statement No. 123, the Company's net loss would have been increased to the following pro forma amounts:

                                                    1997               1996
           Net loss           As reported       $(2,055,858)       $(1,575,859)
                              Pro forma         $(2,138,587)       $(1,644,687)

           Net loss per       As reported          $(0.10)            $(0.10)
             common           Pro forma            $(0.10)            $(0.10)
             share

       Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.









                                           F.13

       A summary of the status of the Company stock option plan at December 31, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:


                                                        1997                               1996
                                                Shares         Wtd avg ex         Shares        Wtd avg ex
                                                                price (2)                         price
             Outstanding beginning
                 of year                          2,254,597    Cdn. $ 1.36          2,204,879   Cdn. $1.39
             Granted (1)                            528,870    Cdn. $ 0.71            118,000   Cdn. $0.55
             Exercised                             (50,000)    Cdn. $ 0.65              (100)   Cdn. $0.60
             Canceled                             (309,065)    Cdn. $ 1.41           (68,182)   Cdn. $0.88
                                                  ---------                        ----------
            Outstanding at end of
                 year                             2,424,402    Cdn. $1.22           2,254,597   Cdn. $1.36
             Exercisable at end of year           2,045,312                         1,965,086
             Weighted average fair
                 value of options granted        Cdn. $0.50                        Cdn. $0.22

            (1) In 1996,  includes 100,000 options issued to a consultant with a fair value of $0.26 per option excluded from pro forma net loss and pro forma net loss per common share. In 1997, includes 150,000 options issued to consultants with an average fair value of $ 0.22 per option excluded from pro forma net loss and pro forma net loss per common share.
            (2) The US$  equivalent  of Canadian  $1.00 at December 31, 1997 was approximately $0.7215.

      There are 575,598  options  available for grant under the plan at December
      31,  1997.  The  average   remaining   contractual  life  of  the  options
      outstanding at December 31, 1997 is 2 years.

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: risk-free weighted average interest rates of 6.3 and 5.3 percent; expected dividend yield of zero percent; expected life of 4 years for the Plans' options; expected volatility of 92 and 87 percent.

9.     Related Party Transactions

       The Company has entered into certain transactions with its stockholders since its inception. These transactions include the purchase of supplies and equipment and rental of the Company's facilities. Total costs of these transactions for the years ended December 31, 1997 and 1996 were approximately $20,060 and, $274,284, respectively (see Note 5).

       The Company subleases office and lab space, certain administrative and research and development functions to BioMarin. BioMarin reimburses the Company for rent, salaries and related benefits and other administrative costs and the Company reimburses BioMarin for salaries and related benefits. The Company reimbursed BioMarin $133,000 during the year ended December 31, 1997 and BioMarin reimbursed the Company $ 373,848 during the year ended December 31, 1997. The Company also provided analytical services and products to BioMarin at a 27% discount in 1997. Total receipts to the Company from sales to BioMarin total $39,301 during 1997.












                                         F.14

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
BioMarin Pharmaceutical, Inc.:

We have audited the accompanying balance sheet of BioMarin Pharmaceutical, Inc. (a Delaware corporation in the development stage) as of December 31, 1997 and the related statement of operations, changes in stockholders' equity and cash flows for the period from March 21, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioMarin Pharmaceutical, Inc. as of December 31, 1997 and the results of its operations and its cash flows for the period from March 21, 1997 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.






San Francisco, California,             \s\Arthur Andersen
   February 20, 1998                   Arthur Andersen





















                                F.15

                                                    BIOMARIN PHARMACEUTIAL, INC.
                                                   (a development-stage company)

                                                           BALANCE SHEET
                                                      AS OF DECEMBER 31, 1997



                                                                                            1997
                                       ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                           $   5,987,433
   Short-term investments                                                                    900,827
   Due from Glyko, Inc.                                                                        9,135
   Due from Glyko Biomedical, Ltd.                                                            79,607
   Prepaid expenses                                                                          539,445
                                                                                      -----------------

                Total current assets                                                       7,516,447

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,790
                                                                                             145,683
                                                                                      -----------------

                Total assets                                                           $   7,662,130
                                                                                      =================

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                                    $     168,062
   Accrued expenses                                                                           43,395
   Due to Glyko, Inc.                                                                         70,207
                                                                                      -----------------

                Total current liabilities                                                    281,664
                                                                                      -----------------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $0.001 par value: 30,000,000  shares authorized, 20,566,500
     issued and outstanding at December 31, 1997                                              20,567
   Additional paid-in capital                                                             12,548,924
   Warrants                                                                                  128,240
   Deferred compensation                                                                     (217,000)
   Notes receivable from stockholders                                                     (2,337,500)
   Deficit accumulated during development stage                                           (2,762,765)
                                                                                      -----------------

                Total stockholders' equity                                                 7,380,466
                                                                                      -----------------

                Total liabilities and stockholders' equity                            $    7,662,130
                                                                                      =================




               The accompanying notes are an integral part of these statements.

                                            F.16

                           BIOMARIN PHARMACEUTICAL, INC.
                          (a development-stage company)
                             STATEMENTS OF OPERATIONS
            FOR THE PERIOD FROM MARCH 21, 1997 (INCEPTON) TO DECEMBER 31, 1997

                                                            Period from March
                                                                 21, 1997
                                                              (inception), to
                                                            December 31, 1997
                                                            -------------------

OPERATING COSTS AND EXPENSES:
   Research and development                                 $    1,913,795
   General and administrative expenses                             914,299
                                                            -------------------

                Loss from operations                            (2,828,094)

INTEREST INCOME                                                     65,329
                                                            -------------------

                Net loss                                    $   (2,762,765)
                                                            ===================

NET LOSS PER SHARE, basic and diluted                                $(0.34)
                                                            ===================

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING                         8,136,475
                                                            ===================



















                The accompanying notes are an integral part of these statements.


                                          F.17

                                      BIOMARIN PHARMACEUTICAL, INC.
                                       (a development stage company)
                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM MARCH 21, 1997 (INCEPTION) TO DECEMBER 31, 1997




                                                                             Additional
                                                       Common Stock           Paid-in             Warrants            Deferred
                                                 -------------------------                --------------------------
                                                    Shares       Amount       Capital       Shares        Amount    Compensation
                                                 ------------- ----------- -------------- ------------ ------------ ----------------


BALANCE, MARCH 21, 1997                                     -            -              -           -             -              -

   Issuance of common stock to Glyko                1,500,000        1,500      1,498,500           -            -              -
     Biomedical, Ltd. on March 21, 1997 for
     cash, $1.00 per share

   Issuance of common stock to Glyko
     Biomedical Ltd. in June 1997, in exchange      7,000,000        7,000         (7,000)          -            -              -
     for technology, $1.00 per share

   Issuance of common stock in October 1997,
     $1.00 per share (net of issuance costs         3,740,000        3,740      3,296,540          -             -              -
     of $439,720)
   Issuance of common stock at $1.00 per share        299,000          299        298,701    299,000        47,840
     and warrants in October 1997 for                                                                                           -
     brokerage services
   Issuance of common stock to employees in         2,500,000        2,500      2,497,500          -             -        (200,000)
     exchange for notes, $1.00 per share

   Issuance of common stock and warrants on                                                                                      -
     December 31,  1997,  $1.00 per share (net      5,025,000        5,026      4,427,665          -             -
     of issuance costs of $592,309)
   Issuance of common stock at $1.00 per share        502,500          502        501,998    502,500        80,400               -
     and warrants on December 31, 1997 for
     brokerage services
   Common stock options granted in exchange                                        35,020          -             -         (17,000)
     for services                                          -             -
   Interest on notes receivable                                          -              -          -             -               -
                                                           -
   Net loss for the period from March 21, 1997             -             -              -          -             -               -
     (inception) to December 31, 1997
                                                 ------------- ----------- -------------- ------------ ------------- ---------------
BALANCE, DECEMBER 31, 1997                         20,566,500   $  20,567   $ 12,548,924     801,500    $  128,240       $(217,000)
                                                 ============= =========== ============== ============ ============= ===============

               The accompanying notes are an integral part of these statements.
                                              F.18

                                BIOMARIN PHARMACEUTICAL, INC.
                               (a development stage company)
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM MARCH 21, 1997 (INCEPTION) TO DECEMBER 31, 1997
                                       (continued)


                                                                           Deficit
                                                          Notes          Accumulated           Total
                                                     Receivable from       During           Stockholders'
                                                      Stockholders      Development Stage       Equity
                                                   ------------------ -------------------- ----------------


BALANCE, MARCH 21, 1997                                      -                   -           $     -

   Issuance of common stock to Glyko                         -                   -             1,500,000
     Biomedical, Ltd. on March 21, 1997 for
     cash, $1.00 per share

   Issuance of common stock to Glyko
     Biomedical Ltd. in June 1997, in exchange               -                   -                 -
     for technology, $1.00 per share
   Issuance of common stock in October 1997,
     $1.00 per share (net of issuance costs                  -                   -            3,300,280
     of $439,720)
   Issuance of common stock at $1.00 per share                                                  346,840
     and warrants in October 1997 for
     brokerage services
   Issuance of common stock to employees in            (2,300,000)               -                 -
     exchange for notes, $1.00 per share

   Issuance of common stock and warrants on
     December 31,  1997,  $1.00 per share (net               -                   -            4,432,691
     of issuance costs of $592,309)
   Issuance of common stock at $1.00 per share               -                   -              582,900
     and warrants on December 31, 1997 for
     brokerage services
   Common stock options granted in exchange                  -                                   18,020
     for services                                                                -
   Interest on notes receivable                            (37,500)                             (37,500)

   Net loss for the period from March 21, 1997                -             (2,762,765)       (2,762,765)
     (inception) to December 31, 1997
                                                 -------------------- ------------------- ----------------

BALANCE, DECEMBER 31, 1997                           $  (2,337,500)      $  (2,762,765)      $7,380,466
                                                  =================== ==================== ================


           The accompanying notes are an integral part of these statements.
                                            F.18

                                 BIOMARIN PHARMACEUTICAL, INC.
                                 (a development-stage company)

                                 STATEMENT OF CASH FLOWS
            FOR THE PERIOD FROM MARCH 21, 1997 (INCEPTON) TO DECEMBER 31, 1997

                                                                                        Period from
                                                                                       March 21, 1997
                                                                                         (Inception),
                                                                                         to December
                                                                                          31, 1997
                                                                                       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                               $(2,762,765)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                               4,790
     Compensation in the form of common stock and common stock options                         18,020
   Changes in operating assets and liabilities:
     Receivables from Glyko Biomedical, Ltd. and Glyko, Inc.                                  (88,742)
     Prepaid expenses                                                                        (539,445)
     Accounts payable                                                                         168,062
     Accrued expenses                                                                          43,395
     Due to Glyko, Inc.                                                                        70,207
                                                                                        ----------------

                Net cash used in operating activities                                      (3,086,478)
                                                                                        ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                        (150,473)
   Purchase of short-term investments                                                        (900,827)
                                                                                        ----------------

                Net cash used in investing activities                                      (1,051,300)
                                                                                        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bridge loan                                                                                880,000
   Accrued interest on notes receivable from stockholders                                     (37,500)
   Proceeds from sale of common stock, net of issuance costs                                9,282,711
                                                                                        ----------------

                Net cash provided by financing activities                                  10,125,211
                                                                                        ----------------

                Net increase in cash and cash equivalents                                   5,987,433

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                                                -
                                                                                        ---------------

   End of year                                                                           $  5,987,433
                                                                                        ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Noncash transactions:
     Common stock issued in exchange for notes                                           $  2,500,000
     Compensation in the form of common stock and common stock options                         18,020
     Common stock and common stock warrants issued in exchange for financing services
                                                                                              929,740
     Bridge loan retired in exchange for common stock                                         880,000

           The accompanying notes are an integral part of these statements.

                                  F.19

                                   BIOMARIN PHARMACEUTICAL, INC.
                                  (a development-stage company)

                                   NOTES TO FINANCIAL STATEMENTS
                                           DECEMBER 31, 1997



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

BioMarin Pharmaceutical, Inc. (BioMarin or the Company) is a development-stage pharmaceutical company specializing in the discovery and development of proprietary, naturally occurring carbohydrate-active enzyme therapeutics as treatments for major human diseases. BioMarin was incorporated on October 25, 1996 in the state of Delaware. BioMarin first issued stock on March 21, 1997 (inception) when it issued 1,500,000 shares of common stock to Glyko Biomedical, Ltd. (GBL) fof $1.5 million. At inception, the Company was wholly-owned by GBL, which also owns 100 percent of an affiliate, Glyko, Inc. (Glyko). Beginning in October 1997, BioMarin issued stock to outside investors resulting in GBL's ownership of BioMarin being reduced to 41 percent at December 31, 1997.

Since inception, the Company has devoted substantially all of its efforts to product research and development through a network of experts in the disease areas being studied.

The Company is in the development stage, and its products are in early-stage clinical trials. There can be no assurance that the Company's research and development efforts will be successfully completed or that its products will be shown to be safe and effective. There can be no assurance that its products will be approved for marketing by the FDA or any foreign government agency or that its products will be successfully introduced or achieve any significant degree of market acceptance.

Concentration of Business Risks

BioMarin's core technology is derived from the successful cloning of carbohydrate-active enzymes developed by Glyko. Rights to this technology were transferred to BioMarin by GBL in exchange for 7,000,000 shares of BioMarin common stock (see Note 3). Certain of the Company's products rely on proprietary technology and patents owned by certain universities. These universities also provide research and development for product development. Cessation of relationships with these universities could significantly affect the Company's future operations.

In order to compete successfully, the Company must expand its efforts to develop new products and uses for its current products in pharmaceutical applications. The Company will also need to establish its own production capabilities and to develop its own marketing capabilities and/or establish arrangements with third parties having the capacity for such manufacturing or marketing.

BioMarin's products will require regulatory approval by government agencies. This includes pre-clinical and clinical testing and approval processes in the U.S. and other countries. Compliance can take several years and require substantial expenditures. There can be no assurance that difficulties or excessive costs will not be encountered by the Company in this process which could delay or preclude the Company from marketing its products. There can be no assurance that any of BioMarin's current or future products will be successfully developed, prove to be effective in clinical trials, receive required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed.

Concentration of Credit Risk

Financial instruments that may potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and short-term investments. All cash, cash equivalents and short-term investments are with financial institutions with strong credit ratings, which minimizes the risk of loss due to nonpayment. The Company has not experienced any losses due to credit impairment related to its financial instruments.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management includes determination of progress to date under research and development contracts (see Footnote 6).

                                          F.20

Cash

Cash and cash equivalents are stated at cost, which approximates market, and consist of short-term highly liquid investments with original maturities of less than three months.

Available-for-Sale Securities

The Company's policy is to record its investment securities as available-for-sale because the sale of such securities may be required prior to maturity. The Company's short-term investments at December 31, 1997, consisted of U.S. Treasury Bills stated at amortized cost, which approximated fair value at December 31, 1997.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Additions and improvements are capitalized, while repairs and maintenance are charged to expenses as incurred.

Property and equipment consist of the following at December 31, 1997:

                                                          Estimated Useful Lives
Computer hardware and software        $   27,688                   3 years
Laboratory equipment                     119,002                   5 years
Leasehold improvements                     3,783        Shorter of life of asset
                                                              or lease term
                                   -------------
                                         150,473
Less:  Accumulated depreciation           (4,790)
                                   -------------
                                      $  145,683
                                   =============

Depreciation expense for the year ended December 31, 1997, was $4,790.



Accrued Liabilities

Accrued liabilities consist of the following at December 31, 1997:

Accrued vacation                     $  25,579
Accrued legal fees                      17,816
                                    -----------

                                     $  43,395
                                    ============

Research and Development

Research and development costs include contract research funding to third parties and clinical and regulatory costs. Research and development costs are expensed as incurred.

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period-end. The Company has



                                       F.21
a cumulative net operating loss carryforward since inception, resulting in net deferred tax assets. A valuation allowance is placed on the net deferred tax assets to reduce them to their net realizable values.

Net Loss per Share

Net loss per share is based on the weighted average number of common shares outstanding in accordance with SFAS No. 128, "Earnings per Share."

Potentially dilutive securities include 297,000 common stock options and 801,500 common stock warrants; these securities were not considered in the computation of dilutive loss per share because their effect would be anti-dilutive for the year ended December 31, 1997.

Adoption of Accounting Pronouncements

For the year ending December 31, 1998, the Company will report Comprehensive Income based upon the recently issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Comprehensive Income." The pro forma effect of this accounting change on the period from March 21, 1997 (inception) to December 31, 1997 is:


         Net Loss as reported                        $(2,762,765)
         Pro forma effect of SFAS No. 130                      0
         Comprehensive income pro forma              $(2,762,765)

2.  BRIDGE LOANS:

In the third quarter of 1997, the Company drew upon a bridge loan facility from stockholders in the amount of $880,000. This bridge loan was converted into 880,000 shares of common stock in the fourth quarter of 1997.

3. STOCKHOLDERS' EQUITY:

Common Stock and Warrants

On March 21, 1997, BioMarin's parent company, GBL, provided equity funding by purchasing 1,500,000 shares of common stock for $1,500,000.

BioMarin and GBL have entered into a License Agreement dated June 26, 1997, pursuant to which GBL granted BioMarin an exclusive, worldwide, perpetual, irrevocable, royalty-free right and license to all current and future worldwide patents, trade secrets, copyrights and other proprietary rights to all know-how, processes, formulae, concepts, data and other such intellectual property, whether patented or not, owned or licensed by GBL and its subsidiaries as of the date of the License Agreement. Under the same License Agreement, BioMarin granted GBL a cross-license, similar in scope, to all improvements BioMarin may make upon the licensed intellectual property. As consideration for this license, BioMarin issued to GBL 7,000,000 shares of BioMarin common stock.

In October 1997, BioMarin closed a private equity placement offering which raised net proceeds of $3,647,000. The Company issued 6,240,000 shares of common stock at $1.00 per share, including $2,500,000 in notes from stockholders at an interest rate of six percent. Included in the issued shares are 299,000 shares issued to brokers in exchange for services rendered in connection with the financing, and 880,000 shares issued to stockholders to retire an $880,000 bridge loan. The brokers also received for their services warrants to purchase 299,000 shares of common stock exercisable at $1 per share and valued under the Black-Scholes valuation model at $47,840. The warrants expire October 1, 2001.

On December 31, 1997, the Company issued 5,025,000 shares of common stock at $1 per share to investors for net proceeds of $5,016,000. In addition, the Company issued to brokers 502,500 shares and warrants to purchase 502,500 shares of common stock at $1 per share in exchange for services rendered in connection with the financing. The warrants were valued under the Black-Scholes valuation model at $80,400. The warrants expire on December 31, 2001.

The October 1997 and December 31, 1997 offerings reduced GBL's ownership in BioMarin to 41 percent.



                                     F.22

Notes Receivable from Stockholders

Notes receivable from stockholders relate to shares issued in October 1997 to employees, bear interest at six percent per annum and are due July 31, 2000, or the date of the employee's termination, whichever is earlier. Notes are secured by the underlying stock. Interest was imputed at 9%, resulting in a discount and related deferred compensation of $200,000.

4.  INCOME TAXES:

The significant components of net deferred tax assets and liabilities as of December 31, 1997, are as follows:

Net operating loss carryforwards                       $    1,054,000
Research and development credit carryforwards                 200,000
Other                                                         (30,000)
Valuation allowance                                        (1,224,000)
                                                      -----------------
Net deferred tax asset                                  $           -
                                                       =================

       The reconciliation of the effective tax rate is as follows:

                                   Period from March 21, 1997
                                         (inception) to
                                          December 31,1997
                                      Amount              %
                                      ----------------- ------------
U.S. Statutory tax rate               $ (939,000)        (34)%
State taxes, net of federal
income tax benefit                      (167,000)         (6)%
Research and development tax
credit                                  (200,000)         (7)%
Other                                      82,000          3 %
Change in valuation allowance
                                        1,224,000         44 %
                                      ----------------- ------------
Provision for income taxes            $        --          0 %
                                      ================= ============


As of December 31, 1997, net operating loss carryforwards are approximately $2.4 million and $2.5 million for federal and California income tax purposes, respectively. These federal and state carryforwards expire beginning in the year 2011 and 2004, respectively.

The Company also has research and development credits available to reduce future federal and California income taxes, if any, of approximately $143,000 and $56,000, respectively, at December 31, 1997.

The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards and research and development credits available to be used in any given year should certain events occur, including sale of equity securities and other changes in ownership. There can be no assurance that the Company will be able to utilize net operating loss carryforwards and credits before expiration.

5.  STOCK OPTION PLANS:

The Company's 1997 Stock Option Plan (the Plan) provides for the grant of incentive common stock options and nonstatutory common stock options to employees and consultants of the Company. The maximum aggregate number of shares that may be optioned and sold under the Plan is 3,000,000 shares.

The Company accounts for the Plan under APB Opinion No. 25, under which no compensation cost has been recognized, as options have been granted at an option exercise price equal to the market value of common stock as determined by the Board of Directors on the date of the grant, except for options granted to consultants. The Company recognized compensation expense for options granted to consultants, pursuant to SFAS No. 123, based on a valuation as determined using the Black-Scholes valuation model.

                                        F.23

Had compensation cost for the Plan been determined consistent with SFAS No. 123 for option grants to employees, the effect on the Company's net loss would have been as follows:

                                  Period from March
                                       21,1997
                                   (inception) to
                                  December 31, 1997
                                 --------------------

Net loss:
   As reported                    $(2,762,765)
   Pro forma                       (2,764,405)


A summary of the status of the Company's stock option plan is as follows:

                                                                                                Weighted Average
                                                                 Weighted       Exercisable      Fair Value of
                                                 Option          Average         at End of      Options Granted
                                                   Shares     Exercise Price       Year
                                                 ----------- ----------------- -------------- ---------------------

Outstanding at March 21, 1997                        0            $0.00              0

   Granted                                        297,000          1.00                              $0.22
   Exercised                                         0             0.00
   Canceled                                          0             0.00
                                                 ----------- ----------------- -------------- ---------------------

Outstanding at December 31, 1997                  297,000         $1.00           232,000
                                                 =========== ================= ==============

There are 2,703,000 options available for grant under the plan at December 31, 1997. The average remaining contractual life of the options outstanding at December 31, 1997 is 4 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997: risk-free weighted-average interest rates of 6.15 percent; expected dividend yield of 0 percent; expected life of 4 years for the Plans' options; and expected volatility of 0 percent.

6.  COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company leases office space for its administrative office and its research and testing laboratory pursuant to a month-to-month operating sublease from the Company's affiliate, Glyko, Inc. Lease payments for this operating lease is charged to expense over the lease terms as they become payable. Rent expense for the period from March 21, 1997 (inception) to December 31, 1997 was $34,830.

Research and Development Funding Commitments

The Company uses experts at universities and other institutions to perform research and development activities. Funding commitments to these institutions as of December 31, 1997, are as follows:

1998                   $    997,156
1999                        186,451
                      ---------------

                       $  1,183,607
                      ===============

                                      F.24

Consulting Agreements

BioMarin has agreements with two consultants whereby the consultants are paid cash and granted common stock options in exchange for services; options for 206,000 shares of common stock have been granted in satisfaction for these services. Total compensation related to these options is $35,020.


8.  RELATED-PARTY TRANSACTIONS

BioMarin shares office space, certain administrative, and research and development functions with Glyko, Inc., its affiliate.
BioMarin reimburses Glyko, Inc. for rent, salaries and related benefits, and other administrative costs. Glyko, Inc. reimburses BioMarin for salaries and related benefits. BioMarin reimbursed Glyko, Inc. for $373,848 and Glyko, Inc. reimbursed BioMarin for $133,000 for the period March 21, 1997 (inception) to December 31, 1997.
















































                              F.25

                          EXHIBIT INDEX


Exhibit No.     Description                              Location in Form 10-KSB

27.1              Financial Data Schedule                         Page 49