Form 10QSB
period 1998-03-31
GLYKO BIOMEDICAL LTD
filed 1998-05-15
CIK 908401

U.S. Securities and Exchange Commission

                           Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934
                  For the quarterly period ended March 31, 1998

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

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes____                   No_____

                       APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,282,504 common shares outstanding as of April 30, 1998.

                                     GLYKO BIOMEDICAL LTD.
                                        TABLE OF CONTENTS



PART I. - FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited).                      Page

         Consolidated Balance Sheets as of  March 31, 1998
            and December 31, 1997...........................................2
         Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997...................................3
         Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997...................................4
         Notes to Consolidated Financial Statements.........................5

         Item 2.  Management's Discussion and Analysis......................9

PART II. - OTHER INFORMATION

         Item 1.  Legal Proceedings........................................15

         Item 2.  Changes in Securities....................................15

         Item 3.  Defaults upon Senior Securities..........................15

         Item 4.  Submission of Matters to a Vote of Security Holders......15

         Item 5.  Other Information........................................15

         Item 6.  Exhibits and Reports on Form 8-K.........................15

SIGNATURE..................................................................16

EXHIBIT INDEX..............................................................17

Part I. - Financial Information

Item 1.  Financial Statements

                         GLYKO BIOMEDICAL LTD.
                      CONSOLIDATED BALANCE SHEETS
                           (in U.S. dollars)

                                      March 31,              December 31,
                                         1998                    1997
                                    (unaudited)               (audited)
                           -------------------------- --------------------------
Assets
Current assets:
  Cash                                 $    759,126                $   528,280
  Trade receivables                         183,650                    141,743
  Inventories                                95,986                     95,210
  Other current assets                       33,741                     15,179
                           -------------------------- --------------------------
Total current assets                      1,072,503                    780,412
Investment in BioMarin
  Pharmaceutical, Inc.                    2,481,452                  3,025,990
Property, plant and equipment, net          110,497                    118,910
Other assets                                  2,206                      2,206
                           -------------------------- --------------------------
Total assets                           $  3,666,658                $ 3,927,518
                           ========================== ==========================

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                     $     75,417               $    38,916
  Accrued liabilities                       134,434                   173,597
  Deferred rent and related costs           365,880                   365,880
  Payable to stockholder                    219,811                   219,811
                           -------------------------- --------------------------
Total current liabilities                   795,542                   798,204
                           -------------------------- --------------------------
Total liabilities                           795,542                   798,204

Stockholders' equity:
  Common  stock,  no par value,
  unlimited  shares  authorized,  22,126,366
  and 21,573,044 shares issued and
  outstanding at March 31, 1998
  and December 31, 1997, respectively    13,474,339                13,154,224
  Additional Paid In Capital              4,068,564                 4,068,564
  Common stock warrants and options         920,588                   929,585
  Deferred compensation                     (33,364)                  (33,364)
  Accumulated deficit                   (15,559,011)              (14,989,695)
                           -------------------------- --------------------------
Total stockholders'equity                 2,871,116                 3,129,314
                           -------------------------- --------------------------
Total liabilities and
  stockholders' equity                $   3,666,658             $   3,927,518
                            ========================== =========================

                              GLYKO BIOMEDICAL LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (unaudited, in U.S. dollars)


                                      Three Months Ended March 31,
                     ----------------------------------------------------------
                                 1998                              1997
                     -----------------------------     ------------------------
Revenues:
  Sales of products
   and services          $           306,559             $             241,154
  Other revenues                      99,135                           250,020
                         -------------------------     ------------------------
 Total revenues:                     405,694                           491,174

Expenses:
  Cost of products and services       88,513                            98,151
  Research and development           163,685                           176,080
  Selling, general and
   administrative                    184,074                           152,317
                        --------------------------     ------------------------
 Total expenses:                     436,272                           426,548
                        --------------------------     ------------------------
Income (loss) from operations        (30,578)                           64,626
Equity in loss of BioMarin
  Pharmaceutical, Inc.              (544,538)                         (830,364)
Interest income                        5,800                             1,459
Other income                               -                             7,254
                        --------------------------     ------------------------
Net loss                  $         (569,316)             $           (757,025)
                        ==========================     ========================

Net loss per common
 share, basic and diluted            $(0.03)                        $(0.04)
                        ==========================     ========================

Weighted average number
 of shares used in computing
 per share amounts                21,880,055                        17,480,822
                        ==========================     ========================


 The accompanying notes are an integral part of these statements.

                              GLYKO BIOMEDICAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited, in U.S. dollars)

                                                                           Three months ended March 31,
                                                                  -----------------------------------------------
                                                                          1998                     1997
                                                                  ----------------------   ----------------------
Cash flows from operating activities:
   Net loss                                                           $       (569,316)        $       (757,025)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation and amortization                                                 12,072                   14,685
   Equity in the loss of BioMarin Pharmaceutical, Inc.                          544,538                  830,364
   Change in assets and liabilities:
      Trade receivables                                                        (41,907)                   13,028
      Inventories                                                                 (776)                   (6,225)
      Other assets                                                             (18,562)                  112,948
      Accounts payable                                                           36,501                (108,034)
      Accrued liabilities                                                      (39,163)                 (39,621)
      Deferred rent and related costs                                               --                    96,161
                                                                  ----------------------   ----------------------
   Total adjustments                                                            492,703                  913,306
                                                                  ----------------------   ----------------------
      Net cash provided by (used in) operating activities                      (76,613)                  156,281

Cash flows from investing activities:
   Investment in BioMarin Pharmaceutical, Inc.                                       --              (1,500,000)
   Purchases of property and equipment                                          (3,659)                 (63,751)
                                                                  ----------------------   ----------------------
      Net cash used in investing activities                                     (3,659)              (1,563,751)

Cash flows from financing activities:
   Net proceeds from the issuance of common stock
       and warrants in a private placement financing                                --                1,423,871
   Net proceeds from the issuance of common stock
       pursuant to a technology and licensing agreement                          70,740                      --
   Proceeds from the exercise of stock options and
      common stock warrants                                                     240,378                      --
                                                                  ----------------------   ----------------------
      Net cash provided by financing activities                                 311,118                1,423,871
                                                                  ----------------------   ----------------------
Net increase in cash                                                            230,846                   16,401
Cash and cash equivalents, beginning of period                                  528,280                  210,992
                                                                  ----------------------   ----------------------
Cash and cash equivalents, end of period                               $        759,126          $       227,393
                                                                  ======================   ======================

Supplemental disclosure of non-cash financing activities:
   Common stock and common stock warrants issued
   In exchange for financing services                                        $ -                 $       160,881

      The accompanying notes are an integral part of these statements.
                                         4

                                   GLYKO BIOMEDICAL LTD.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies

        Basis of Presentation
        The accompanying consolidated financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Glyko, Inc. In October, 1996, the Company formed BioMarin Pharmaceutical, Inc. (BioMarin), a Delaware corporation, to develop the Company's pharmaceutical products. BioMarin first issued stock on March 21, 1997 (inception) when it issued 1,500,000 shares of common stock to the Company for $1.5 million. Beginning in October 1997, BioMarin raised capital from third parties with the result that at December 31, 1997, the Company's ownership interest in BioMarin had been reduced to 41 percent of BioMarin's outstanding common stock. As of December 31, 1997, the Company began recording its pro rata share of its 41 percent owned affiliate, BioMarin utilizing the equity method of accounting. The consolidated financial statements as of and for the three months ended March 31, 1997 have been retroactively restated to reflect deconsolidation of this subsidiary, which was previously consolidated with the Company through September 30, 1997 due to the Company's majority shareholder position through that date. To the extent that the issuance of stock by BioMarin to third parties results in a decrease in the Company's ownership of the net assets of BioMarin, the Company reflects this increase or decrease as paid-in capital in the consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated. Certain balances in the prior years have been reclassified to conform with the current year presentation.

        The consolidated balance sheets as of March 31, 1998 and December 31, 1997 and the related consolidated statements of operations and cash flows for the periods ended March 31, 1998 and 1997 are unaudited but have been prepared on substantially the same basis as the annual audited financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for those periods presented. The unaudited results for the periods ended March 31, 1998 and 1997 are not necessarily indicative of results to be expected for the entire year.

        Since its inception, the Company has incurred cumulative losses of $15,559,011 and expects to continue to incur losses during 1998 due to the ongoing research and development of pharmaceutical products by BioMarin. Management believes that Glyko, Inc. has sufficient cash coupled with expected results for 1998 to sustain planned operations through the end of 1998. Management also believes that BioMarin has sufficient cash to sustain planned operations through the end of 1998 due to additional capital raised from outside shareholders at the end of 1997. In order to continue operations beyond 1998, Glyko, Inc. and BioMarin would need to obtain additional funding in the form of stock issuances, licensing and marketing agreements and/or collaborative research agreements with strategic partners. If adequate funding is not obtained, long-term operations may be adversely affected. Glyko, Inc. and BioMarin will delay or eliminate expenditures in respect of certain products under development in the event sufficient funding is unavailable.

        The accompanying financial statements should be read in conjunction with the Company's annual report on form 10-KSB for the fiscal year ended December 31, 1997.

                               GLYKO BIOMEDICAL LTD.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       Potentially dilutive securities include options for the purchase of 2,158,111 and 2,254,597 shares of common stock and warrants for the purchase of 10.8 million and 10.9 million shares of common stock outstanding at March 31, 1998 and 1997, respectively. These securities were not considered in the computation of dilutive loss per share because their effect would be anti-dilutive for the quarters ended March 31, 1998 and 1997.

2.       Termination of Millipore Marketing Agreement
       In 1990, the Company entered into an agreement (the "Agreement") giving one of its stockholders the exclusive right to market and distribute the Company's analytic products for an initial period of six years from the time the Company developed a commercially marketable product. During 1993, the Agreement was amended to grant the Company the non-exclusive right to market and distribute the Company's analytic products in the United States (direct product sales). In April 1994, the stockholder and the Company agreed to terminate the Agreement. In exchange for relinquishing its rights under the Agreement, the stockholder will receive 500,000 shares of common stock, subject to regulatory approval. In the third quarter of 1994 the Company recorded a charge to operations of $219,811 for costs related to the termination of the Agreement. This amount represents the estimated fair market value of stock to be issued as a result of the termination of the Agreement. The Toronto Stock Exchange has not permitted the issuance of the 500,000 shares because the transaction is not considered arms length. The Toronto Stock Exchange requires that an independent valuation be performed in order to reconsider the issuance of these shares. No such valuation has been performed to date.

3.     Private Placement of Securities
       During the second quarter of 1996, the Company closed a second private placement of securities (the Q296 Financing). Investors participating in the Q296 Financing purchased 2.5 million units each consisting of one share of common stock and one half of a two year warrant. One warrant is required to purchase one share of common stock. The units were priced at Cdn. $0.60 with an exercise price on the warrant of Cdn. $0.80. The Q296 Financing raised approximately $1.077 million. An additional 175,000 units and 250,000 warrants valued at approximately $130,000 were distributed to brokers in exchange for services rendered in connection with the Q296 Financing. The Company utilized the Black-Scholes model to value the 1,587,500 warrants issued in the Q296 Financing at approximately $156,000.

                               GLYKO BIOMEDICAL LTD.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

       BioMarin and the Company have entered into a License Agreement dated June 26, 1997, pursuant to which the Company granted BioMarin an exclusive, worldwide, perpetual, irrevocable, royalty-free right and license to certain worldwide patents, trade secrets, copyrights and other proprietary rights to all know-how, processes, formulae, concepts, data and other such intellectual property, whether patented or not, owned or licensed by the Company and its subsidiaries as of the date of the License Agreement for application in therapeutic uses, including, without limitation, drug discovery and genomics. Under the same License Agreement, BioMarin granted the Company an exclusive, worldwide, perpetual, irrevocable, royalty-free cross-license to all improvements BioMarin may make upon the licensed intellectual property. As consideration for this license, BioMarin issued the Company 7,000,000 shares of BioMarin common stock.

       In October 1997, BioMarin sold 3,740,000 shares of common stock to outside investors for net proceeds of $3,647,000 (including $880,000 of bridge loans received in the third quarter of 1997 which were converted to common stock). Additionally, BioMarin issued to the placement agent 299,000 shares of common stock and a warrant to purchase 299,000 shares of common stock exercisable at $1.00 per share ( valued under the Black Scholes model at $48,000). Concurrently, BioMarin issued 2,500,000 shares of common stock to three executive officers of BioMarin (including 800,000 shares of common stock to John Klock, MD and 400,000 shares of common stock to Christopher Starr, Ph.D., both of whom are also executive officers of Glyko Biomedical Ltd.) for aggregate consideration of $2,500,000 (paid with notes due on July 31, 2000.) Gwynn Williams, who is a major shareholder and director of the Company, is also a director of BioMarin, and has been granted an option to purchase 20,000 shares of BioMarin's common stock at an exercise price of $1.00 per share.

       In December 1997, BioMarin raised net proceeds of $5,016,000 from outside investors in exchange for 5,527,500 shares of common stock (including 502,500 shares of common stock issued to the placement agent for the financing). Additionally, BioMarin issued to the placement agent two warrants to purchase an aggregate of 502,500 shares of common stock exercisable at $1.00 per share (valued under the Black Scholes model at $80,000). As a result of such share issuances, Glyko Biomedical Ltd.'s ownership in BioMarin was reduced to 41 percent of BioMarin's outstanding common stock. Future fundraising by BioMarin or the exercise of outstanding options or warrants by the holders thereof could result in a further reduction of Glyko Biomedical Ltd.'s ownership percentage. To the extent that the issuance of stock by BioMarin to third parties results in a decrease in the Company's ownership of the net assets of BioMarin, the Company reflects this increase or decrease as paid-in capital in the consolidated balance sheets.

                                 GLYKO BIOMEDICAL LTD.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Investment in BioMarin Pharmaceutical, Inc.(BioMarin)

       Results  of  the  Company's  unconsolidated   subsidiary,   BioMarin,  is
       summarized as follows for the three months ended March 31, 1998 and for the period from March 21, 1997 (inception) to March 31, 1997:

                                                                                Period from March
                                                            Three months             21, 1997
                                                           ended March 31,        (inception), to
                                                                1998              March 31, 1997
                                                          -------------------    -------------------

OPERATING COSTS AND EXPENSES:
   Research and development                                   $    1,108,233         $      668,690
   General and administrative expenses                               348,550                162,138
                                                              -------------------    -------------------
                Loss from operations                              (1,456,783)              (830,828)
INTEREST INCOME                                                      138,288                    464
                                                              -------------------    -------------------
                Net loss                                      $   (1,318,495)         $    (830,364)
                                                              ===================    ===================
NET LOSS PER SHARE, basic and diluted                                 $(0.06)               $(0.55)
                                                              ===================    ===================
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING                          20,566,500             1,500,000
                                                              ===================    ===================

       At March 31, 1998, BioMarin had outstanding options to purchase an aggregate of 401,440 shares of its commons stock and outstanding warrants to purchase an aggregate of 801,500 shares of its common stock. These options and warrants were not considered in the computation of dilutive loss per share of BioMarin because their effect would be anti-dilutive for the three months ended March 31, 1998 and for the period from March 21, 1997 (inception) to March 31, 1997. The Company's ownership in BioMarin was reduced from 100 percent at March 31, 1997 to 41 percent at December 31, 1997. As such, the quarter ended March 31, 1997 was restated to deconsolidate BioMarin from the Company's financial statements and to record the investment under the equity method of accounting. (See Notes 1 and 3.) Because such ownership percentage is calculated based upon the number of BioMarin shares currently outstanding, the exercise of BioMarin options and warrants will dilute the Company's current ownership in BioMarin.

5.    Contingencies

       The Company leased its facilities from one of its stockholders through January, 1997. The Company had negotiated payment deferrals for rent payments and related facility charges under this agreement. In October, 1996, the company notified the lessor that the lease would be abandoned in January, 1997. In 1997, the lessor claimed $365,880 in deferred rent and related costs for part of 1995 through January 1997. The lessor also claimed an additional $90,000 of equipment and property damage resulting from the abandonment of the premises. The Company has a counter claim for $300,000 representing sales royalties due from the lessor to the Company plus the cost of building repairs paid by the Company on behalf of the lessor. While the Company does not believe that the lessor's claim is valid and does not agree with the amount claimed by the lessor, the amount of $365,880 has been accrued and is reflected on the balance sheets as of March 31, 1998 and December 31, 1997. While the original lease agreement extends through December 31, 1998, management does not believe the Company will be held responsible for continuing lease obligations and, as such, no additional amounts have been accrued beyond January 1997. The facility has been subsequently leased.

          Product Liability and Lack of Insurance
       The Company is subject to the risk of exposure to product liability claims in the event that the use of its technology results in adverse effects during testing or commercial sale. The Company currently does not maintain product liability insurance. There can be no assurance that the Company will be able to obtain product liability insurance coverage at economically reasonable rates, or that such insurance will provide adequate coverage against all possible claims.
                                                          8

                                 GLYKO BIOMEDICAL LTD.


        Item 2. Management's Discussion and Analysis of Financial Condition
                              and Results of Operations

      The following discussion and analysis of financial condition and results of operations contains certain forward looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and
      Section 21E of the U.S. Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements regarding the development of a line of carbohydrate diagnostic products as discussed in the "Overview," statements concerning fluctuation of gross margin on sales of products as discussed in "Results of Operations," and statements regarding future fundraising efforts of Glyko and BioMarin, and statements concerning the ongoing liquidity of Glyko and BioMarin as discussed in "Liquidity and Capital Resources." The Company's actual results could differ materially from the results anticipated in these forward-looking statements. Risks are identified in "Overview, " "Results of Operations," "Liquidity and Capital Resources," and "Risk Factors."

Overview
Glyko Biomedical Ltd. is a Canadian holding company that owns all of the capital stock of Glyko, Inc. and 41% of the capital stock of BioMarin Pharmaceutical, Inc. at March 31, 1998. In this Statement, unless otherwise indicated, reference to "Glyko" or to the "Company" means Glyko and its wholly-owned subsidiary Glyko, Inc. Glyko, Inc. and BioMarin Pharmaceutical, Inc. (BioMarin) are operating companies based in California. The following discussion and the accompanying consolidated financial statements include the accounts of Glyko Biomedical Ltd. and Glyko, Inc. presented on a consolidated basis plus BioMarin presented on the equity method of accounting. Numerical references in the following discussion are rounded to the nearest thousand. Since its inception in October 1990, the Company has engaged in research and development of new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. The Company has developed a line of analytic instrumentation laboratory products that include an imaging system, analysis software and chemical analysis kits. The Company is continuing to develop additional chemical kits for use with the imaging system, and is also developing a line of carbohydrate diagnostic products. See "Risk Factors - Diagnostic Products - No Prior Commercial Manufacturing or Marketing; " - Early Stage of Diagnostic Product Development;" "- Technology and Competition;" and "- Patents and Proprietary Technology." In March 1997, the Company raised Cdn.$2.0 million (USD$1.4 million) to fund the start-up of BioMarin which was formed to develop the Company's pharmaceutical products. BioMarin issued 7,000,000 shares of BioMarin common stock to the Company pursuant to a License Agreement between the Company and BioMarin executed on June 26, 1997. Subsequent private placement financings by BioMarin have reduced the Company's ownership of BioMarin to 41% of BioMarin's outstanding common stock. Included in BioMarin's private placement financings in 1997 was the issuance of 800,000 shares and 400,000 shares of BioMarin common stock to John Klock, MD and Christopher Starr, Ph.D. for notes due on July 31, 2000 secured by the underlying stock. Both Drs. Klock and Starr are executive officers of the Company and BioMarin. The Company recorded a net loss for the quarter ended March 31, 1998 in the amount of $569,000 primarily due to its pro rata share of BioMarin's research and development expenses. There is no assurance that sales will increase in future years and with the continuing research and development expenses to be incurred by BioMarin, the Company anticipates net losses may continue at least through 1998. For the period from its inception to March 31, 1998, the Company has incurred cumulative losses of $15,559,000.

Results of Operations

Revenues in the first quarter of 1998 were $406,000 and consisted of sales of products and services of $307,000 and other revenues representing development, technology and licensing fees of $25,000 and grant revenues of $74,000. Sales of products and services consisted of sales of chemical analysis kits, fees for custom analytic services and sales of imaging systems. Revenues in for the same period in 1997 were $491,000 and consisted of sales of products and services of $241,000 and other revenues representing a technology and licensing fee of $250,000. The increase in product revenues in the first quarter of 1998 compared to the same period of 1997 was due to increased sales volume. The decrease in other revenues was due to a revised technology and licensing agreement negotiated in 1997 that did not reoccur in 1998.
                                     9

Gross margin on sales of products and services was 71 percent in the first quarter of 1998 and 59 percent in the first quarter of 1997. The increase in gross margin in 1998 was due to a combination of decreased overhead expenses and an increase in product prices that took effect in July, 1997. As the Company is still in the early stages of product sales and production, management expects that margins will fluctuate for some time and that current margins are not necessarily indicative of future margins. See "Risk Factors - History of Operating Losses - Uncertainty of Future Profitability;" "- Diagnostic Products
- No Prior Commercial Manufacturing or Marketing;" and "- Technology and Competition."

Research and development expenses in the first quarter of 1998 were $164,000 compared to $176,000 in the first quarter of 1997, a decrease of $12,000. The decrease was mainly due to the decrease of Dr. Christopher Starr's time allocated to Glyko, Inc., which was reduced from 100% in the first quarter of 1997 to 30% in the second quarter of 1997 and thereafter (70% was allocated to BioMarin).

Selling, general and administrative expense was $184,000 in the first quarter of 1998, an increase of $32,000 from the first quarter of 1997 expense of $152,000. General and administrative expenses increased due to hiring of additional personnel, partially offset by the decrease in Dr. John Klock's time allocated to Glyko, Inc., which was reduced from 100% in the first quarter of 1997 to 30% in the second quarter of 1997 and thereafter (70% was allocated to BioMarin). Dr. Klock purchased 800,000 shares of BioMarin's common stock and Dr. Chris Starr purchased 400,000 shares of common stock of BioMarin with the payment therefore made with notes due on July 31, 2000. The notes are secured by the underlying stock.

The equity in loss of BioMarin Pharmaceutical, Inc. for the quarters ended March 31, 1998 and 1997 was $545,000 and $830,000, respectively. These two quarters are not comparable since BioMarin's inception date was March 21, 1997, thereby reflecting only 10 days of activity from BioMarin for the quarter ended March 31, 1997 and due to the Company's change in ownership percentage of BioMarin's outstanding common stock from 100 percent at March 31, 1997 to 41 percent at December 31, 1997.

Interest income earned in the first quarters of 1998 and 1997 reflected earnings on cash invested in short term interest bearing accounts. Interest expense in the first quarters of 1998 and 1997 was immaterial.

Liquidity and Capital Resources

During the second quarter of 1995, the Company closed a private placement of securities (the Q295 Financing). Investors participating in the Q295 Financing purchased approximately 4.786 million units which each consisted of one share of common stock and one five year warrant to purchase one share of common stock. The Company issued units in exchange for cash, and also in exchange for the settlement of certain outstanding liabilities. The units were priced at Cdn.$0.80 with an exercise price on the warrant of Cdn.$0.90. The Company established a balance sheet value for the common stock warrants by subtracting the discounted fair market value for one share of the Company's common stock from the price of one unit. The common stock warrants expire in 2000. The Q295 Financing raised approximately $2.78 million, consisting of approximately $2.36 million in cash and $420,000 for the settlement of a stockholder/director bridge loan and certain other liabilities.

During the second quarter of 1996, the Company closed a second private placement of securities (the Q296 Financing). Investors participating in the Q296 Financing purchased 2.5 million units each consisting of one share of common stock and one half of a two year warrant. One warrant is required to purchase one share of common stock. The units were priced at Cdn.$0.60 with an exercise price on the warrant of Cdn.$0.80. The Q296 Financing raised approximately $1.077 million. An additional 175,000 units and 250,000 warrants valued together at approximately $130,000 were distributed to brokers in exchange for services rendered in connection with the Q296 Financing. The Company utilized the Black-Scholes model to value all the warrants issued in the Q296 Financing at approximately $156,000.

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

In October 1997, BioMarin sold 3,740,000 shares of common stock for net proceeds of $3,647,000 (including $880,000 of bridge loans received in the third quarter of 1997 which were converted to common stock). Additionally, BioMarin issued to a placement agent in connection therewith 299,000 shares of common stock and a warrant to purchase 299,000 shares of common stock exercisable at $1.00 per share (valued under the Black Scholes model at $48,000). Concurrently, BioMarin issued 2,500,000 shares of Common Stock to three executive officers of BioMarin (including 800,000 shares of common stock to John Klock, MD and 400,000 shares of common stock to Christopher Starr, Ph.D., both of whom are also executive officers of Glyko Biomedical Ltd.) for aggregate consideration of $2,500,000 (paid with notes due on July 31, 2000.) Gwynn Williams, who is a major shareholder and director of the Company, is also a director of BioMarin and has been granted an option to purchase 20,000 shares of BioMarin common stock at an exercise price of $1.00 per share.

In December 1997, BioMarin raised net proceeds of $5,016,000 from outside investors in exchange for 5,527,500 shares (including 502,500 shares issued to the placement agent for the financing). Additionally, BioMarin issued to the placement agent 502,500 warrants to purchase common shares exercisable at $1.00 per share and valued under the Black Scholes model at $80,000. As a result of such share issuances, Glyko Biomedical Ltd.'s ownership in BioMarin was reduced to 41% of BioMarin's outstanding Common Stock. Future fundraising efforts of BioMarin or the exercise of outstanding options or warrants could result in a further reduction of Glyko Biomedical Ltd.'s ownership percentage. See "Risk Factors - Future Capital Requirements - Uncertainty of Future Fundraising."

The Company's net cash position increased by $231,000 in the first quarter of 1998. Net cash proceeds of $311,000 from the issuance of common stock from the exercise of stock options and warrants and issuance of common shares relating to a technology and licensing agreement was offset by net cash used in operating activities of $77,000 and purchases of property and equipment of $4,000.

The Company's net cash position increased by $16,000 in the first quarter of 1997. Net cash proceeds of $1.424 million from the Q197 Financing and cash provided by operating activities of $156,000 were offset by cash invested in BioMarin of $1.5 million and purchases of property and equipment of $63,000.

                  Since its inception, the Company has incurred cumulative losses of $15,559,000 and expects to continue to incur losses during 1998 due to the ongoing research and development of pharmaceutical products by BioMarin. Management believes that Glyko, Inc. has sufficient cash coupled with expected results for 1998 to sustain planned operations through the end of 1998. Management also believes that BioMarin has sufficient cash to sustain planned operations through the end of 1998 due to additional capital raised from outside shareholders at the end of 1997. To maintain liquidity beyond the end of 1998, BioMarin will have to raise additional capital, reduce expenses considerably, generate significant revenues, or realize some combination of the above. To maintain liquidity beyond the end of 1998, Glyko, Inc. will have to raise additional capital, reduce expenses considerably, increase sales significantly, or realize some combination of the above. There can be no assurance that BioMarin nor Glyko, Inc. will be successful in maintaining liquidity. Management may consider selling certain assets or technology rights to raise additional capital. The Company will continue to seek additional funding through various means including but not limited to stock issuances, licensing and marketing agreements and collaborative research agreements with strategic partners. However, there can be no assurance that such agreements will be reached and that additional funding will be obtained. See "Risk Factors - Future Capital Requirements;" " - History of Operating Losses - Uncertainty of Future Profitability;" and " - Technology and Competition."

The Company is currently reviewing its computer systems and products to assess their year 2000 compliance and to determine if the Company will encounter any year-2000 related problems or will incur any year-2000 related expenses. The Company does not currently anticipate that it will incur material expenditures to complete any such modifications.

RISK FACTORS

Future Capital Requirements - Uncertainty of Future Funding

Since its inception, the Company has incurred cumulative losses of $15,559,000 and expects to continue to incur losses during 1998 due to the ongoing research and development of pharmaceutical products by BioMarin. Management believes that Glyko, Inc. has sufficient cash coupled with expected results for 1998 to sustain planned operations through the end of 1998. Management also believes that BioMarin has sufficient cash to sustain planned operations through the end of 1998 due to additional capital raised from outside shareholders at the end of 1997. In order to continue operations beyond 1998, Glyko, Inc. and BioMarin would need to obtain additional funding in the form of stock issuances, licensing and marketing agreements and/or collaborative research agreements with strategic partners. There can be no assurance that such additional funding will be obtained. If such funding is obtained, it may be on terms dilutive to the Company and its shareholders. If adequate funding is not obtained, long-term operations may be adversely affected. Glyko, Inc. and BioMarin will delay or eliminate expenditures in respect of certain products under development in the event sufficient funding is unavailable. In December 1992, the Company successfully completed an initial public offering on the Toronto Stock Exchange. Since that time, the Company has maintained liquidity by utilizing the proceeds of that offering, by utilizing the proceeds of private equity placements in the second quarter of 1995, the second quarter of 1996, and the first quarter of 1997, and by using cash flow from operations from Glyko, Inc. BioMarin has maintained liquidity by utilizing proceeds from three private equity placements during 1997. See "Management's discussion and analysis of financial condition and results of operations - liquidity and capital resources".

History of Operating Losses - Uncertainty of Future Profitability

The Company commenced its research activities in December 1990 and first recorded revenues in December 1992. While revenues increased in 1997and 1998, the Company's pro rata share of BioMarin's net loss resulted in the Company reporting a net loss for the quarter ended March 31, 1998 of $569,000. There is no assurance that sales will increase in future years and with the continuing research and development expenses incurred by BioMarin, the Company anticipates net losses may continue. See "Management's discussion and analysis of financial condition and results of operations."

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

Early Stage of Diagnostic Product Development

Only one of the Company's diagnostic products has been approved for commercial sale, the Urinary Carbohydrate Analysis Kit. Potential products currently under development by the Company will require significant additional development, and some must undergo several phases of clinical testing and will likely require significant further investment prior to their final commercialization.
Anticipated operating revenues and cash resources may not be sufficient to facilitate significant further development of diagnostic products. Funding for developing these products may be obtained from government grants or through strategic alliances with third parties, sources of which the Company is currently exploring. There can be no assurance that such funding will be obtained. There can be no assurance that any of the Company's products under development, either now or in the future, will be successfully developed, prove to be effective in clinical trials, receive required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed.

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

Competition in bioinstrumentation is intense. Many companies, universities, and research organizations are engaged in the research and development of products in the areas being developed by the Company. Many of these have financial, technical, manufacturing and marketing resources greater than those of the Company. Several major research instrument companies have undertaken recently to establish capabilities in carbohydrate technology and may apply such technology for essentially the same purpose as the Company. As a result, carbohydrate technology will become an area of more intense competition. The Company anticipates that to address this competition in the future it may have to expand its efforts to develop new products for research and diagnostic purposes and new uses for its current products. There can be no assurance that the Company will be able to do so effectively.

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

Dependence on Key Personnel

The Company's success will depend in large part upon its ability to attract and retain highly qualified scientific and management personnel. The Company faces competition for such personnel from other companies, academic institutions, government entities and other organizations. The Company depends on its key management, including John Klock and Christopher Starr, and the departure of either person could have a material adverse effect on the Company. Pursuant to employment contract signed effective July 1, 1997, 30% of Dr. Klock's and Dr. Starr's time will be committed to Glyko, Inc. and 70% will be committed to BioMarin. On April 1, 1998, the Company hired Brian Brandley, Ph.D. as General Manager of Glyko, Inc. Dr. Brandley is expected to handle certain of the functions previously assigned to Dr. Christopher Starr.

                        PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings

In April, 1997, Millipore Corporation filed suit in the Marin County Superior Court against the Company to recover unpaid rent and related facilities charges of approximately $366,000 for the Company's former leased facility plus an additional $90,000 for alleged equipment and property damage resulting from the abandonment of the premises. Additionally, the Company has a counter claim for $300,000 representing sales royalties due from the lessor to the Company plus the cost of building repairs paid by the Company on behalf of the lessor. The Company's management is currently negotiating a settlement of this legal action. To the best of the Company's knowledge, there were no other pending legal proceedings against the Company or its property. While the Company does not believe that the lessor's claim is valid and does not agree with the amount claimed by the lessor, the amount of $365,880 has been accrued and is reflected on the balance sheet at March 31, 1998 and December 31, 1997. While the original lease agreement extends through December 31, 1998, management does not believe the Company will be held responsible for continuing lease obligations and, as such, no additional amounts have been accrued beyond January 1997. The facility has been subsequently leased.

Item 2.  Changes in Securities                                          None.

Item 3.  Defaults upon Senior Securities                                None.

Item 4.  Submission of Matters to a Vote of Security Holders            None.

Item 5.  Other Information                                              None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   The following documents are filed as part of this report

                      See Exhibit Index attached hereto.

         (b)  Reports on Form 8K

                      No reports  were filed on Form 8-K during the three months ended March 31, 1998.

                                       SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GLYKO BIOMEDICAL LTD.

Dated: May 15, 1998                      By:  \s\ John C. Klock, M.D.
                                              John C. Klock, M.D.
                                              President, Chief Executive Officer
                                               and Chief Financial Officer

                                     EXHIBIT INDEX


         Exhibit    Description
          Number
            3.1     Registrant's  Articles of Incorporation and Bylaws (filed as exhibit 3.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
            3.2     Restated Certificate of Incorporation of BioMarin
                    Pharmaceutical, Inc. (filed as exhibit 3.1 to Form
                    10-QSB dated September 30, 1997, and incorporated herein by reference).
            3.3     Bylaws of BioMarin  Pharmaceutical,  inc.  (filed as exhibit
                    3.2  to  Form  10-QSB  dated   September   30,   1997,   and
                    incorporated herein by reference).
            4.1     Registrant's  Articles of Incorporation and Bylaws (filed as exhibit 3.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated  herein by reference).
                    Restated    Certificate   of   Incorporation   of   BioMarin
                    Pharmaceutical,  Inc.  (filed as exhibit  3.1 to Form 10-QSB
                    dated  September  30,  1997,  and  incorporated   herein  by
                    reference).
           10.1     Registrant's  Stock  Option Plan  (filed as exhibit  10.1 to
                    Form 10-SB  Registration  Statement No. 0-21994 dated August
                    6, 1993 and incorporated herein by reference).
           10.2     Joint Venture Agreement between: Registrant; Millipore
                    Corporation; Glycomed Incorporated; Gwynn R.
                    Williams; Astroscan, Ltd.; and Astromed, Ltd. dated
                    December 18, 1990 (filed as exhibit 10.2  to Form 10-SB
                    Registration Statement No. 0-21994  dated August 6, 1993 and incorporated herein by reference).
           10.3     Distribution  Agreement  between  Registrant  and  Millipore
                    Corporation  dated  December 18, 1990 (filed as exhibit 10.3 to Form  10-SB  Registration  Statement  No.  0-21994  dated
                    August 6, 1993 and incorporated herein by reference).
           10.4     License Agreement between Registrant, and Astroscan, Ltd.
                    and Astromed, Ltd. (filed as exhibit 10.4 to Form 10-SB
                    Registration Statement No. 0-21994  dated  August 6, 1993
                    and incorporated herein by reference).
           10.5     License   Agreement   between    Registrant   and   Glycomed
                    Incorporated   (filed  as   exhibit   10.5  to  Form   10-SB
                    Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
           10.6     Loan Agreement between Registrant, and Millipore Corporation and Gwynn R. Williams,  dated April 9, 1992(filed as exhibit
                    10.6 to Form 10-SB Registration  Statement No. 0-21994 dated
                    August 6, 1993 and incorporated herein by reference).
           10.7     Employment  Agreement between  Registrant and John C. Klock,
                    M.D., dated December 20,  1990(filed as exhibit 10.7 to Form
                    10-SB  Registration  Statement  No.  0-21994 dated August 6,
                    1993 and incorporated herein by reference).
           10.8     Exchange  Agreements between  Registrant,  and the share and option  holders of Glyko,  Inc.,  dated  December  10,  1992
                    (filed as exhibit 10.8 to Form 10-SB Registration  Statement
                    No. 0-21994 dated August 6, 1993 and incorporated  herein by reference).
           10.9     Amendment  Number Two to Exclusive  Distribution  and Supply
                    Agreement between Registrant and Millipore Corporation dated
                    September  22,  1993  (filed as exhibit  10.4 to Form 10-KSB
                    Statement dated December 31, 1993 and incorporated herein by reference).
          10.10     Amendment Number Two to Joint Venture Agreement between:
                    Registrant; Millipore Corporation; Glycomed Incorporated;
                    Gwynn R. Williams; Astroscan, Ltd.; and Astromed, Ltd. dated
                    April 28, 1994 (filed as exhibit 10.1 to Form 10-QSB dated
                    March 31, 1994 and incorporated herein by reference).
          10.11     Employment  Agreement between  Registrant and John C. Klock,
                    M.D.,  dated  January 1, 1994 (filed as exhibit 10.2 to Form
                    10-QSB  dated  March  31,  1994 and  incorporated  herein by reference).
          10.12     Glyko  Biomedical Share Option Plan - 1994 (filed as exhibit
                    10.1 to Form  10-QSB  dated June 30,  1994 and  incorporated herein by reference).
          10.13     Development  and Supply  Agreement  between  Registrant  and
                    Bio-Rad  Laboratories,  Inc., dated February 16, 1995 (filed as exhibit  10.1 to Form  10-KSB  dated  March 31,  1996 and incorporated herein by reference).
          10.14     International  Distribution Agreement between Registrant and
                    Toyobo Co., Ltd. and MC Medical.Inc.dated September 12, 1995
                    (filed as exhibit  10.2 to Form 10-KSB  dated March 31, 1996 and incorporated herein by reference).
          10.15     Commercial  Lease  between  Registrant  and  Douglas R. Kaye dated  December  23,  1996  (filed as  exhibit  10.1 to Form
                    10-KSB/A date December 31, 1996 and  incorporated  herein by reference.)
                                          17

           Exhibit
           Number     Description

          10.16 Toyobo Distribution Agreement (confidential portions of exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission). Filed as exhibit 10.1 to Form 10-QSB dated March 31, 1997, and incorporated herein by reference.
          10.17 First Amendment to Bio-Rad Laboratories, Inc. Agreement (confidential portions of exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission). Filed as exhibit 10.1 to Form 10-QSB dated June 30, 1997, and incorporated herein by reference.
          10.18 Array Medical License and Development Agreement (confidential portions of exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission). Filed as exhibit 10.2 to Form 10-QSB dated June 30, 1997, and incorporated herein by reference.
          10.19 License Agreement between Glyko Biomedical Ltd. and BioMarin Pharmaceutical, Inc. (filed as exhibit 10 to Form 10-QSB dated September 30, 1997, and incorporated herein by reference.)
           27.1 Financial Data Schedule (see Financial Data Schedule hereto attached at page 19)