Form 10QSB
period 1998-06-30
GLYKO BIOMEDICAL LTD
filed 1998-08-14
CIK 908401

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1998

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  Commission file number: 0-21994

                         GLYKO BIOMEDICAL, LTD.
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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes____No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,264,171 common shares outstanding as of August 6, 1998.

         Transitional Small Business Disclosure Format (check one):
Yes___   No  X

                                GLYKO BIOMEDICAL, LTD.
                                  TABLE OF CONTENTS

                                                                 Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited).

         Consolidated Balance Sheets as of  June 30, 1998
            and December 31, 1997..................................2
         Consolidated Statements of Operations for the three
            and six months Ended June 30, 1998 and 1997............3
         Consolidated Statements of Cash Flows for the six months
            Ended June 30, 1998 and 1997...........................4
         Notes to Consolidated Financial Statements................5

         Item 2.  Management's Discussion and Analysis.............9

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...............................14

         Item 2.  Changes in Securities...........................14

         Item 3.  Defaults upon Senior Securities.................14

         Item 4.  Submission of Matters to a Vote of
                    Security Holders..............................14

         Item 5.  Other Information...............................14

         Item 6.  Exhibits and Reports on Form 8-K................14

SIGNATURE.........................................................15

                      PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                             GLYKO BIOMEDICAL, LTD.
                          CONSOLIDATED BALANCE SHEETS
                               (in U.S. dollars)


                                    June 30,                 December 31,
                                      1998                       1997
                                  (unaudited)                 (audited)
                            ------------------------    ------------------------
Assets
Current assets:
Cash                           $       719,980              $       528,280
Trade receivables                      101,514                      141,743
Inventories                             74,364                       95,210
Other current assets                    25,681                       15,179
                            -------------------------   ------------------------
  Total current assets                 921,539                      780,412

Investment in BioMarin
 Pharmaceutical, Inc.                3,024,190                    3,025,990
Property, plant and equipment, net     102,157                      118,910
Other assets                             2,206                        2,206
                            -------------------------   ------------------------
 Total assets                  $     4,050,092               $    3,927,518
                            =========================   ========================

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable               $        43,424               $       38,916
Accrued liabilities                    348,337                      173,597
Deferred rent and related costs              -                      365,880
Payable to stockholder                       -                      219,811
                            --------------------------   -----------------------
Total current liabilities              391,761                      798,204
                            --------------------------   -----------------------
Total liabilities                      391,761                      798,204

Stockholders' equity:
Common stock, no par value, unlimited
 shares authorized, 23,986,045 and
 21,573,044 shares issued and outstanding
 at June 30, 1998 and December
 31, 1997, respectively              14,731,066                   13,154,224
Additional paid in capital            4,408,200                    4,068,564
Common stock warrants and options       840,881                      929,585
Deferred compensation                   (33,364)                     (33,364)
Accumulated deficit                 (16,288,452)                 (14,989,695)
                            --------------------------    ----------------------
Total stockholders' equity            3,658,331                    3,129,314
                            --------------------------    ----------------------
Total liabilities
 and stockholders' equity         $   4,050,092                 $  3,927,518
                            ==========================    ======================

      The accompanying notes are an integral part of these statements.

                               GLYKO BIOMEDICAL, LTD.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited, in U.S. dollars)



                         Three Months Ended June 30,   Six Months Ended June 30,
                         ---------------------------- --------------------------
                             1998          1997            1998          1997
                         ------------- -------------- --------------- ----------
Revenues:
Sales of products
 and services            $    234,593  $   276,126     $   541,152   $  517,280
Other revenues                105,210      378,115         204,345      628,135
                        -------------- -------------- --------------- ----------
 Total revenues:              339,803      654,241         745,497    1,145,415

Expenses:
Cost of products and services  91,377      161,024         179,890      259,175
Research and development      182,692      162,764         346,377      338,844
Selling, general and
 administrative               175,364      200,775         359,438      353,092
Other                        (165,880)           -        (165,880)          -
                       --------------- --------------  -------------- ----------
 Total expenses:              283,553      524,563         719,825      951,111
                       --------------- --------------  -------------- ----------
Income from operations         56,250      129,678          25,672      194,304
Equity in loss of BioMarin
  Pharmaceutical, Inc.       (796,900)    (375,274)     (1,341,438)  (1,205,638)
Interest income                11,209        3,651          17,009        5,110
Other income                       -         7,682               -       14,936
                       --------------- --------------  -------------- ----------
Net loss                 $   (729,441) $  (234,263)    $(1,298,757)   $(991,288)
                       =============== ==============  ============== ==========
Net loss per share,
 basic and diluted       $      (0.03) $     (0.01)     $    (0.06)   $   (0.05)
                       =============== ==============  ============== ==========

Weighted average number
 of shares used in
 computing per share
 amounts, basic
 and diluted               22,848,127    21,523,044      22,364,091   19,501,933
                      ================  =============  ============= ===========

        The accompanying notes are an integral part of these statements.

                     GLYKO BIOMEDICAL, LTD.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (unaudited, in U.S. dollars)

                                                Six months ended June 30,
                                        ----------------------------------------
                                                1998                 1997
                                        ------------------   -------------------
Cash flows from operating activities:
   Net loss                                $  (1,298,757)     $       (991,288)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
   Depreciation and amortization                  23,702                29,866
   Equity in the loss of BioMarin
    Pharmaceutical, Inc.                       1,341,438             1,205,638
   Gain on settlement of claim                  (165,880)                    -
   Change in assets and liabilities:
      Trade receivables                           40,229                 3,431
      Inventories                                 20,846                (7,341)
      Other assets                               (10,502)              109,811
      Accounts payable                             4,508               (93,417)
      Accrued liabilities                        (45,071)               61,007
      Deferred rent and related costs           (200,000)               34,127
                                         -----------------     -----------------
   Total adjustments                           1,009,270             1,343,122
                                         -----------------     -----------------
  Net cash provided by (used in)
    operating activities                        (289,487)              351,834

Cash flows from investing activities:
   Investment in BioMarin
    Pharmaceutical, Inc.                      (1,000,000)           (1,500,000)
   Purchases of property and equipment            (6,951)              (68,301)
                                        ------------------     -----------------
  Net cash used in investing activities       (1,006,951)           (1,568,301)

Cash flows from financing activities:
   Net proceeds from the issuance of
    common stock and warrants in a
    private placement financing                        -             1,423,873
   Net proceeds from the issuance of
    common stock pursuant to a technology
    and license agreement                         70,740                     -
   Proceeds from the exercise of stock
    options and common stock warrants          1,417,398                     -
                                       -------------------     -----------------
  Net cash provided by financing activities    1,488,138               1,423,873

                                       -------------------     -----------------
Net increase in cash                             191,700                 207,406
Cash and cash equivalents,
 beginning of period                             528,280                 210,992
                                      -------------------     -----------------
Cash and cash equivalents,
 end of period                            $      719,980           $     418,398
                                      ===================    ===================

Supplemental disclosure of non-cash financing activities:
   Common stock and common stock warrants issued
   In exchange for financing services                  -          $      160,881

        The accompanying notes are an integral part of these statements.
                                4

                               GLYKO BIOMEDICAL, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation
        The accompanying consolidated financial statements are unaudited but have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars and on substantially the same basis as the audited annual financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for those periods presented. The unaudited results for the period ended June 30, 1998 are not necessarily indicative of results to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 1997 included in the Company's Form 10-KSB.

2.      Company and Description of Business
        The consolidated financial statements include the accounts of the Glyko Biomedical, Ltd.("GBL") and its wholly-owned subsidiary, Glyko, Inc., (collectively, the "Company"). In October 1996, GBL formed BioMarin Pharmaceutical, Inc. (BioMarin), a Delaware corporation, to develop the Company's pharmaceutical products. BioMarin began business on March 21, 1997 (inception) and subsequently issued 1,500,000 shares of common stock to GBL for $1.5 million. As consideration for a certain license agreement dated June 1997, BioMarin issued GBL 7,000,000 shares of BioMarin common stock. Beginning in October 1997, BioMarin raised capital from third parties with the result that at December 31, 1997, GBL's ownership interest in BioMarin had been reduced to 41.3 percent of BioMarin's outstanding common stock. As of December 31, 1997, the Company began recording its pro rata share of BioMarin utilizing the equity method of accounting. On June 30, 1998 BioMarin raised net proceeds of $3.3 million (598,535 shares) including a $1.0 million investment from GBL. As of June 30, 1998, GBL owned 40.9 percent of BioMarin's outstanding common stock. Subsequent to June 30, 1998 BioMarin raised an additional $8.1 million resulting in GBL's ownership percentage of BioMarin's outstanding common stock being reduced to 38.4 percent.

        The consolidated financial statements as of and for the three and six months ended June 30, 1997 have been retroactively restated to reflect deconsolidation of BioMarin. All significant intercompany accounts and transactions have been eliminated. Certain balances in the prior years have been reclassified to conform with the current year presentation.

        The Company, to the extent of taxable income, has not provided taxes for Glyko, Inc. as the Company believes that any taxable income will be offset by net operating loss carryforwards.

        Since its inception, the Company has incurred a cumulative deficit of $16,288,000 and expects to continue to incur losses during 1998 due to the ongoing research and development of pharmaceutical products by BioMarin. Management believes that the Company has sufficient cash coupled with expected results for 1998 to sustain planned operations through the end of 1998. Management also believes that BioMarin has sufficient cash to sustain planned operations through the end of 1998.

3.     Product Sales:

       The Company recognizes product revenues and related cost of sales upon shipment of products. Service revenues are recognized upon completion of services as evidenced by the transmission of related reports to customers. Other revenues, principally licensing and distribution fees, are recognized upon completion of applicable contractual obligations.

4.     Net Loss per Share:

       Net loss per share is based on the weighted average number of common shares outstanding during each period, presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No.
       128), "Earnings Per Share".

                              GLYKO BIOMEDICAL, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Potentially dilutive securities include outstanding options for the purchase of 2,112,636 and 2,611,042 shares of common stock and outstanding warrants for the purchase of 8.9 million and 10.9 million shares of common stock at June 30, 1998 and 1997, respectively. These securities were not considered in the computation of dilutive loss per share because their effect would be anti-dilutive for the three and six months ended June 30, 1998 and 1997.

5.     Termination of Millipore Marketing Agreement
       In 1990, the Company entered into an agreement (the "Agreement") giving Millipore the exclusive right to market and distribute the Company's analytic products for an initial period of six years. In April 1994, Millipore and the Company agreed to terminate the Agreement. In exchange for relinquishing its rights under the Agreement, Millipore will receive 500,000 shares of common stock, subject to Toronto Stock Exchange approval. In the third quarter of 1994 the Company recorded a charge to operations of $219,811 for costs related to the termination of the Agreement. This amount represents the estimated fair market value of stock to be issued as a result of the termination of the Agreement. The Toronto Stock Exchange has not permitted the issuance of the 500,000 shares because the transaction is not considered arms length. The Toronto Stock Exchange requires that an independent valuation be performed in order to reconsider the issuance of these shares. No such valuation has been performed to date. Millipore was a stockholder in the Company from 1990 until April 1998. At June 30, 1998 the liability of $219,811 is included in accrued liabilities in the accompanying consolidated balance sheets.

6.     Private Placement of Securities
       On March 21, 1997, the Company closed a Cdn.$2.0 million (USD$1.4 million) financing (the Q197 Financing) to fund the start-up of BioMarin which was formed to develop the Company's pharmaceutical products. As a result of this financing, GBL issued 4.0 million units at Cdn.$0.50 per unit, each unit consisting of one common share and one common share purchase warrant. Each warrant can be exercised for one share of common stock at Cdn.$1.00 per share, expiring on March 21, 1999. An additional 280,000 units and 280,000 warrants valued at approximately $161,000 were distributed to the brokers in exchange for services rendered in connection with the Q197 Financing. The Company utilized the Black-Scholes model to value all the warrants issued in the Q197 Financing at approximately $496,000. GBL used the proceeds of the offering and additional cash to purchase 1,500,000 common shares of BioMarin for $1.5 million

       BioMarin and the Company have entered into a License Agreement dated June 26, 1997, pursuant to which the Company granted BioMarin an exclusive, worldwide, perpetual, irrevocable, royalty-free right and license to certain worldwide patents, trade secrets, copyrights and other proprietary rights to all know-how, processes, formulae, concepts, data and other such intellectual property, whether patented or not, owned or licensed by the Company and its subsidiaries as of the date of the License Agreement for application in therapeutic uses, including, without limitation, drug discovery and genomics. Under the same License Agreement, BioMarin granted the Company an exclusive, worldwide, perpetual, irrevocable, royalty-free cross-license to all improvements BioMarin may make upon the licensed intellectual property. As consideration for this license, BioMarin issued GBL 7,000,000 shares of BioMarin common stock.

       In October 1997, BioMarin sold 3,740,000 shares of common stock to outside investors for net proceeds of $3,647,000 (including $880,000 of bridge loans received in the third quarter of 1997 which were converted to common stock). Additionally, BioMarin issued to the placement agent 299,000 common shares and 299,000 warrants to purchase common shares exercisable at $1.00 per share and valued under the Black Scholes model at $48,000. Concurrently, BioMarin issued 2,500,000 shares of common stock to three executive officers of BioMarin (including 800,000 shares of common stock to John Klock, MD

                             GLYKO BIOMEDICAL, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       and 400,000 shares of common stock to Christopher Starr, Ph.D. both of whom are also executive officers of the Company) for an aggregate consideration of $2,500,000 (paid with notes due on July 31, 2000.) Gwynn Williams, who is a major shareholder and director of the Company, is also a director of BioMarin, and has been granted an option to purchase 20,000 shares of BioMarin's common stock at $1.00 per share.

       In December 1997, BioMarin raised net proceeds of $5,016,000 from outside investors in exchange for 5,527,500 shares (including 502,500 shares issued to the placement agent for the financing). Additionally, BioMarin issued to the placement agent warrants to purchase 502,500 shares of common stock exercisable at $1.00 per share and valued under the Black Scholes model at $80,000. As a result of such share issuances, GBL's ownership in BioMarin was reduced to 41.3 percent of BioMarin's outstanding common stock.

       On June 30, 1998, BioMarin raised net proceeds of $3,328,000 from outside investors in exchange for 598,535 shares (including 31,368 shares issued to the placement agent for the financing) as part of an ongoing private placement totaling $11.5 million or 2,015,335 shares (including a total of 98,000 shares issued to the placement agents for the financing) which was completed on August 3, 1998. As a result of such share issuances, GBL's ownership in BioMarin as of August 3, 1998 was reduced to 38.4 percent of BioMarin's outstanding common stock. The exercise of BioMarin options or warrants will result in a further reduction of GBL's ownership percentage and future fundraising efforts of BioMarin may result in a similar reduction of GBL's ownership percentage (as occurred in connection with the last round of financings). To the extent that the issuance of common stock by BioMarin to third parties at a per share price greater than or less than the per share carrying value of GBL's investment in BioMarin, the resulting gain or loss is reflected as an increase or decrease, respectively, in additional paid in capital in the consolidated balance sheet. During the six months ended June 30, 1998, the Company reflected an increase to additional paid in capital of $339,636 as a result of the sale of stock by BioMarin in June 1998.

7.     Investment in BioMarin Pharmaceutical, Inc.
       Results  of  the  Company's   unconsolidated   affiliate,   BioMarin,  is
       summarized as follows for the six months ended June 30, 1998 and for the period from March 21, 1997 (inception) to June 30, 1997:

                                                                Period from
                                                                March 21, 1997
                                         Six months ended      (inception), to
                                          June 30, 1998          June 30, 1997
                                           (unaudited)            (unaudited)
                                       -------------------   -------------------

OPERATING COSTS AND EXPENSES:
   Research and development              $    2,155,558         $      917,873
   General and administrative                 1,331,745                290,654
                                       -------------------   -------------------
     Loss from operations                    (3,487,303)            (1,208,527)
INTEREST INCOME                                 239,268                  2,889
                                       -------------------   -------------------
     Net loss                            $   (3,248,035)        $   (1,205,638)
                                       ===================   ===================

THE COMPANY'S EQUITY IN
 LOSS OF BIOMARIN                        $   (1,341,438)        $   (1,205,638)
                                       ===================   ===================

                                GLYKO BIOMEDICAL, LTD.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.     Contingencies

       Facilities Dispute
       Subsequent to the quarter ended June 30, 1998 the claim by a previous lessor relating to a facilities dispute and other matters was settled, resulting in a gain of $165,880 as the amount of the ultimate settlement was less than the amount previously provided for by the Company.

       Product Liability and Lack of Insurance
       The Company is subject to the product liability claims in the event that the use of its technology results in adverse effects during testing or commercial sale. The Company currently does not maintain product liability insurance. There can be no assurance that the Company will be able to obtain product liability insurance coverage at economically reasonable rates, or that such insurance will provide adequate coverage against all possible claims.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


       The following discussion and analysis of financial condition and results of operations contains certain forward looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements regarding the development of a line of carbohydrate diagnostic products as discussed in the "Overview," and statements regarding future fundraising efforts of Glyko, future fundraising efforts of BioMarin, ongoing liquidity of Glyko, and ongoing liquidity of BioMarin as discussed in "Liquidity and Capital Resources." The Company's actual results could differ materially from the results anticipated in these forward-looking statements. Risks are identified in "Overview, " "Results of Operations," "Liquidity and Capital Resources," and "Risk Factors."

Overview
The  consolidated  financial  statements  include  the  accounts  of  the  Glyko
Biomedical Ltd. ("GBL") and its wholly-owned subsidiary, Glyko, Inc., (collectively, the "Company"). In October 1996, GBL formed BioMarin
Pharmaceutical, Inc. ("BioMarin") to develop the Company's pharmaceutical products. Since its inception in October 1990, the Company has engaged in research and development of new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. The Company has developed a line of analytic instrumentation laboratory products that include an imaging system, analysis software and chemical analysis kits. The Company is continuing to develop additional chemical kits for use with the imaging system, and is also developing a line of carbohydrate diagnostic products. See "Risk Factors - Diagnostic Products, No Prior Commercial Manufacturing or Marketing," "- Early Stage of Diagnostic Product Development," " -Technology and Competition," "- Patents and Proprietary Technology," and "Uncertainty of Regulatory Approval."

In March 1997, the Company raised Cdn.$2.0 million (USD$1.4 million) to fund the start-up of BioMarin which was formed to develop the Company's pharmaceutical products. BioMarin issued 7,000,000 shares of BioMarin common stock to the Company pursuant to a License Agreement between the Company and BioMarin executed on June 26, 1997. Subsequent private placement financings by BioMarin have reduced the Company's ownership of BioMarin to 40.9 percent at June 30, 1998 and 38.4 percent as of August 3, 1998 of BioMarin's outstanding common stock. Included in BioMarin's private placement financings in 1997 was the issuance of 800,000 shares and 400,000 shares of BioMarin common stock to John Klock, MD and Christopher Starr, Ph.D., respectively, for notes due on July 31, 2000 secured by the underlying stock. Both Drs. Klock and Starr are executive officers of the Company and of BioMarin. Gwynn Williams, who is a major shareholder and director of the Company, is also a director of BioMarin, and has been granted an option to purchase 20,000 shares of BioMarin's common stock at $1.00 per share.

The Company recorded a net loss for the six months ended June 30, 1998 in the amount of $1,299,000 due to its pro rata share of BioMarin's research and development expenses. There is no assurance that sales will increase in future years and with the Company's pro rata share of BioMarin's continuing research and development expenses, the Company anticipates net losses will continue at least through 1998. For the period from its inception to June 30, 1998, the Company has a cumulative deficit of $16,288,000.

Results of Operations

The Quarters Ended June 30, 1998 and 1997
Revenues in the second quarter of 1998 were $340,000 and consisted of sales of products and services of $235,000 and grant revenues of $105,000. Sales of products and services consisted of sales of chemical analysis kits, fees for custom analytic services and sales of imaging systems. Revenues for the same period in 1997 were $654,000 and consisted of sales of products and services of $276,000 and other revenues representing a technology and licensing fee of $350,000 and grant revenues of $28,000. The decrease in product revenues in the second quarter of 1998 compared to the same period of 1997 was due to a decrease in the sales volume of imaging systems. The decrease in other revenues was due to the fact that in 1997 the Company received a one-time fee relating to a revised technology and licensing agreement that did not reoccur in 1998, partially offset by an increase in grant revenues due to a grant beginning on June 1, 1997.

Gross margin on sales of products and services was 61 percent in the second quarter of 1998 and 42 percent in the same period in 1997. The increase in gross margin in 1998 was due to a combination of decreased overhead expenses and an increase in product prices that took effect in July, 1997.

Research and development expenses in the second quarter of 1998 were $183,000 compared to $163,000 in the second quarter of 1997, an increase of $20,000. The increase was mainly due to the increase in purchases of lab supplies devoted to research and development.

Selling, general and administrative expense was $175,000 in the second quarter of 1998, a decrease of $25,000 from the second quarter of 1997 expense of $200,000. This decrease was due to the decrease of costs allocated to Glyko, Inc. for personnel expenses.

Interest income earned in the second quarters of 1998 and 1997 reflected earnings on cash invested in short term interest bearing accounts. The increase in interest income in the second quarter of 1998 resulted from higher cash balances available for investment compared to the second quarter of 1997. Interest expense in the second quarters of 1998 and 1997 was immaterial.

Other operating expenses in the second quarter of 1998 of $(165,880) represents the gain on the settlement of a claim at an amount less than was provided for by the Company.

The Six Months Ended June 30, 1998 and 1997
Revenues in the six months ended June 30, 1998 were $745,000 and consisted of sales of products and services of $541,000 and other revenues representing development, technology and licensing fees of $25,000 and grant revenues of $179,000. Sales of products and services consisted of sales of chemical analysis kits, fees for custom analytic services and sales of imaging systems. Revenues in for the same period in 1997 were $1,145,000 and consisted of sales of products and services of $517,000 and other revenues representing a technology and licensing fee of $600,000 and grant revenues of $28,000. The increase in product revenues in the first six months of 1998 compared to the same period of 1997 was due to increased sales volume. The decrease in other revenues was due to the fact that in 1997 the Company received a one-time fee relating to a revised technology and licensing agreements that did not reoccur in 1998, partially offset by an increase in grant revenues due to a grant beginning on June 1, 1997.

Gross margin on sales of products and services was 67 percent in the first six months of 1998 and 50 percent in the same period in 1997. The increase in gross margin in 1998 was due to a combination of decreased overhead expenses and an increase in product prices that took effect in July, 1997.

Research and development expenses in the first six months of 1998 were $346,000 compared to $339,000 in the same period in 1997, an increase of $7,000. Selling, general and administrative expense was $359,000 in the first six months of 1998, an increase of $6,000 from the same period in 1997 of $353,000.

Interest income earned in the first six months of 1998 and 1997 reflected earnings on cash invested in short term interest bearing accounts. The increase in interest income in the first six months of 1998 resulted from higher cash balances available for investment compared to the same period in 1997. Interest expense in the first six months of 1998 and 1997 was immaterial.

Other operating expenses in the first six months of 1998 of $(165,880) represents the gain on the settlement of a claim at an amount less than was provided for by the Company.

Liquidity and Capital Resources

On June 30, 1998, BioMarin raised net proceeds of $3,328,000 from outside investors in exchange for 598,535 shares (including 31,368 shares issued to the placement agent for the financing) as part of an ongoing private placement totaling $11.5 million or 2,015,335 shares (including a total of 98,000 shares issued to the placement agent for the financing), which was completed on August 3, 1998. As a result of such share issuances, Glyko Biomedical Ltd.'s ownership in BioMarin as of August 3, 1998 was reduced to 38.4 percent of BioMarin's outstanding common stock. The exercise of BioMarin options or warrants will result in a further reduction of GBL's ownership percentage and future fundraising efforts of BioMarin may result in a similar reduction of GBL's ownership percentage (as occurred in connection with the last round of financings). To the extent that the issuance of common stock by BioMarin to third parties at a per share price greater than or less than the per share carrying value of GBL's investment in BioMarin, the resulting gain or loss is reflected as an increase or decrease, respectively, in additional paid in capital in the consolidated balance sheet. During the six months ended June 30, 1998, the Company reflected an increase to additional paid in capital of $339,636 as a result of the sale of stock by BioMarin in June 1998. The Company is not obligated to make future investments in BioMarin. For a summary of financings of the Company and BioMarin since January 1, 1997 see footnote 6 of the financial statements. See "Risk Factors - Future Capital Requirements, Uncertainty of Future Fundraising."

The Company's net cash position increased by $192,000 in the second quarter of 1998 to $720,000. Net cash proceeds of $1,488,000 from the issuance of common stock from the exercise of stock options and warrants and a private placement financing relating to a technology and licensing fee agreement was offset by the investment in BioMarin of $1,000,000, net cash used in operating activities of $289,000, and the purchases of property and equipment of $7,000.

Since its inception, the Company has incurred a cumulative deficit of $16,288,000 and expects to continue to incur losses during 1998 due to the ongoing research and development of pharmaceutical products by BioMarin. Management believes that the Company has sufficient cash coupled with expected results for 1998 to sustain planned operations through the end of 1998. Management also believes that BioMarin has sufficient cash to sustain planned operations through the end of 1998. To maintain liquidity beyond the end of 1998, BioMarin will have to raise additional capital, reduce expenses considerably, generate significant revenues, or realize some combination of the above. To maintain liquidity beyond the end of 1998, the Company will have to reduce expenses considerably, increase sales significantly, or realize some combination of the above. There can be no assurance that BioMarin nor the Company will be successful in maintaining liquidity. Management may consider selling certain assets or technology rights to raise additional capital. The Company will continue to seek additional funding through various means including but not limited to stock issuances, licensing and marketing agreements and collaborative research agreements with strategic partners. However, there can be no assurance that such agreements will be reached and that additional funding will be obtained. See "Risk Factors - Future Capital Requirements," "- History of Operating Losses - Uncertainty of Future Profitability" and "- Technology and Competition."

RISK FACTORS

Future Capital Requirements - Uncertainty of Future Funding

In December 1992, the Company successfully completed an initial public offering on the Toronto Stock Exchange. Since that time, the Company has maintained liquidity by utilizing the proceeds of that offering, by utilizing the proceeds of private equity placements in the second quarter of 1995, the second quarter of 1996, and the first quarter of 1997. BioMarin has maintained liquidity by utilizing proceeds from private equity placements during 1997 and 1998.

Management believes that additional capital will be required, especially in the years after 1998, to continually update and expand the Glyko, Inc. analytics/reagents product line and to develop and establish the diagnostics product line. Further, management believes that such additional capital will be required before current operations can generate the required profits or cash flow. There can be no assurance that such capital can be raised on acceptable terms. If capital cannot be obtained, the future prospects of the Glyko, Inc. business could be adversely affected.

History of Operating Losses - Uncertainty of Future Profitability

The Company commenced its research activities in December 1990 and first recorded revenues in December 1992. While sales increased in 1997 and 1998, the Company's pro rata share of BioMarin's net loss resulted in the Company reporting a net loss for the six months ended June 30, 1998 of $1,299,000. There is no assurance that sales will increase in future years and with the continuing research and development expenses incurred by BioMarin, the Company anticipates net losses may continue.

Diagnostic Products - No Prior Commercial Manufacturing or Marketing

In 1996, the Company began marketing its first diagnostic product, the Urinary Carbohydrate Analysis Kit. In order to manufacture its diagnostic products in commercial quantities and to market products effectively, the Company will need to expand its production and marketing efforts and/or establish arrangements with third parties having the capacity for such manufacturing or marketing. Anticipated operating revenues and cash resources will not be sufficient to expand manufacturing and increase marketing efforts for diagnostic products currently under development. There can be no assurance that the Company will be able to successfully market or manufacture its diagnostic products. To the extent that the Company arranges with third parties to manufacture or market any diagnostic products, the commercial success of such products may depend upon the efforts of those third parties.

Early Stage of Diagnostic Product Development

Only one of the Company's diagnostic products has been approved for commercial sale, the Urinary Carbohydrate Analysis Kit. Potential products currently under development by the Company will require significant additional development, and some must undergo several phases of clinical testing and will likely require significant further investment prior to their final commercialization.
Anticipated operating revenues and cash resources may not be sufficient to facilitate significant further development of diagnostic products. Funding for developing these products could be obtained in the form of government grants or in the form of a strategic alliance with third parties. There can be no assurance that such funding will be obtained. There can be no assurance that any of the Company's products under development, either now or in the future, will be successfully developed, prove to be effective in clinical trials, receive required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed.

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

Competition in bioinstrumentation is intense. Many companies, universities, and research organizations are engaged in the research and development of products in the areas being developed by the Company. Many of these have financial, technical, manufacturing and marketing resources greater than those of the Company. Several major research instrument companies have undertaken recently to establish capabilities in carbohydrate technology and may apply such technology for essentially the same purpose as the Company. As a result, carbohydrate technology will become an area of more intense competition. The Company anticipates that in the future it may have to expand its efforts to develop new products for research and diagnostic purposes and new uses for its current products. There can be no assurance that the Company will be able to do so effectively.

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

Product Liability and Lack of Insurance

The Company is subject to the risk of product liability claims in the event that the use of its technology results in adverse effects during testing or commercial sale. The Company currently does not maintain product liability insurance. There can be no assurance that the Company will be able to obtain product liability insurance coverage at economically reasonable rates, or that such insurance will provide adequate coverage against all possible claims.

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

Year 2000-Related Problems

                  The Company is currently reviewing its computer systems and products to assess their year 2000 compliance and to determine if the Company will encounter any year-2000 related problems or will incur any year-2000 related expenses. The Company does not currently anticipate that it will incur material expenditures to complete any such modifications.

Dependence on Key Personnel

The Company's success will depend in large part upon its ability to attract and retain highly qualified scientific and management personnel. The Company faces competition for such personnel from other companies, academic institutions, government entities and other organizations. The Company depends on its key management, including John Klock and Christopher Starr. The departure of its key management could have a material adverse effect on the Company. Where previously John Klock and Christopher Starr had agreed to devote 30% of their time to Glyko, Inc., in the second quarter of 1998, by mutual agreement with Glyko Inc., John Klock and Christopher Starr charged less of their time to Glyko, Inc.

than they had in previous periods, while charging more of their time to BioMarin. Because Glyko, Inc. anticipates that John Klock and Christopher Starr will devote less of their time to Glyko, Inc. in the future than in previous periods, on April 1, 1998, the Company hired Brian Brandley, Ph.D.
as Managing Director of Glyko, Inc. Dr. Brandley is expected to handle certain of thefunctions previously assigned to John Klock and Christopher Starr.


                    PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Subsequent to the quarter ended June 30, 1998 the claim by Millipore Corp. relating to a facilities dispute and other matters was settled. For additional disclosure regarding this dispute with Millipore, see Part II, Item 1 of Form 10-QSB for the quarter ended March 31, 1998.

Item 2.  Changes in Securities.                                      None.

Item 3.  Defaults upon Senior Securities.                            None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting, held on June 18, 1998, the Company's shareholders took the following action:

     (a) The  following  directors  were  elected to serve until the next Annual
Meeting:
                                                 Vote
         Director Elected                   For        Against         Withheld
         ----------------                   ---       --------         --------
         John C. Klock, M.D.           16,274,754         Nil            335
         Raymond W. Anderson           16,274,754         Nil            335
         John H. Craig                 16,274,754         Nil            335
         John S. Glass                 16,274,754         Nil            335
         Gwynn R. Williams             16,274,754         Nil            335
         Mark I. Young                 16,274,754         Nil            335

      (b) Arthur Andersen LLP was appointed as the Company's auditors, by a vote of 16,274,789 shares in favor, nil shares against, and 300 shares withheld.

          There were 6,014,915 shares which abstained from all matters presented to the meeting including broker non-votes.

Item 5.  Other Information.                                          None.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   The following documents are filed as part of this report

                See Exhibit Index attached hereto.

      (b)  Reports on Form 8K

         No reports were filed on Form 8-K during the three months ended June 30, 1998.

                              SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                              GLYKO BIOMEDICAL, LTD.

Dated: August 13, 1998                        By:  \s\ John C. Klock, M.D.
----------------------                       ---------------------------------
                                             John C. Klock, M.D.
                                             President, Chief Executive Officer
                                             and Chief Financial Officer

                            EXHIBIT INDEX


   Exhibit                             Description
   Number
     3.1    Registrant's  Articles  of  Incorporation  and  Bylaws  (filed  as exhibit 3.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
     3.2 Restated Certificate of Incorporation of BioMarin Pharmaceutical, Inc. (filed as exhibit 3.1 to Form 10-QSB dated September 30, 1997 and incorporated herein by reference).
    3.3 Bylaws of BioMarin Pharmaceutical, inc. (filed as exhibit 3.2 to Form 10-QSB dated September 30, 1997, and incorporated herein by reference).
    4.1     Registrant's  Articles of Incorporation and Bylaws (filed as exhibit 3.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated  herein by reference).
             Restated    Certificate   of   Incorporation   of   BioMarin
             Pharmaceutical,  Inc.  (filed as exhibit  3.1 to Form 10-QSB
             dated  September  30,  1997,  and  incorporated   herein  by
             reference).
   10.1 Registrant's Stock Option Plan (filed as exhibit 10.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
   10.2 Joint Venture Agreement between: Registrant; Millipore Corporation; Glycomed Incorporated; Gwynn R.Williams; Astroscan, Ltd.; and Astromed, Ltd. dated December 18, 1990 (filed as exhibit 10.2 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
   10.3 Distribution Agreement between Registrant and Millipore Corporation dated December 18, 1990 (filed as exhibit 10.3 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
   10.4 License Agreement between Registrant, and Astroscan, Ltd. and Astromed, Ltd. (filed as exhibit 10.4 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
   10.5 License Agreement between Registrant and Glycomed Incorporated (filed as exhibit 10.5 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
  10.6      Loan Agreement between Registrant, and Millipore Corporation and Gwynn R. Williams,  dated April 9, 1992(filed as exhibit
             10.6 to Form 10-SB Registration  Statement No. 0-21994 dated
             August 6, 1993 and incorporated herein by reference).
  10.7      Employment  Agreement  between  Registrant and John C. Klock,  M.D., dated December 20, 1990 (filed as exhibit 10.7 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
  10.8      Exchange  Agreements  between  Registrant,  and the share and option holders of Glyko,  Inc., dated  December 10, 1992 (filed as exhibit
             10.8 to Form 10-SB Registration Statement No.0-21994 dated August 6, 1993 and incorporated herein by reference).
  10.9 Amendment Number Two to Exclusive Distribution and Supply Agreement between Registrant and Millipore Corporation dated September 22, 1993 (filed as exhibit 10.4 to Form 10-KSB Statement dated December 31, 1993 and incorporated herein by reference).
 10.10     Amendment Number Two to Joint Venture Agreement between: Registrant;
            Millipore Corporation; Glycomed Incorporated; Gwynn R. Williams; Astroscan, Ltd.; and Astromed, Ltd. dated April 28, 1994 (filed as exhibit 10.1 to Form 10-QSB dated March 31, 1994 and incorporated herein by reference).
 10.11     Employment  Agreement  between  Registrant and John C. Klock,  M.D., dated January 1, 1994 (filed as exhibit 10.2 to Form 10-QSB dated March 31, 1994 and incorporated herein by reference).
 10.12     Glyko Biomedical Share Option Plan - 1994  (filed as exhibit 10.1 to
            Form 10-QSB dated June 30, 1994 and incorporated herein by reference).
 10.13     Development  and Supply  Agreement  between  Registrant  and Bio-Rad
            Laboratories, Inc., dated February 16, 1995 (filed as exhibit 10.1 to Form 10-KSB dated March 31, 1996 and incorporated herein by reference).
 10.14     International  Distribution  Agreement between Registrant and Toyobo
            Co., Ltd. and MC Medical. Inc.dated September 12, 1995 (filed as exhibit 10.2 to Form 10-KSB dated March 31, 1996 and incorporated herein by reference).
 10.15     Commercial  Lease  between  Registrant  and  Douglas  R. Kaye  dated
            December 23, 1996 (filed as exhibit 10.1 to Form 10-KSB/A date December 31, 1996 and incorporated herein by reference.)

   Exhibit
   Number                             Description

10.16     Toyobo Distribution Agreement (confidential portions of exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission). Filed as exhibit 10.1 to Form 10-QSB dated March 31, 1997, and incorporated herein by reference.
10.17    First Amendment to Bio-Rad Laboratories, Inc. Agreement (confidential portions of exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission). Filed as exhibit 10.1 to Form 10-QSB dated June 30, 1997, and incorporated herein by reference.
10.18    Array  Medical  License  and  Development   Agreement   (confidential
           portions of exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission). Filed as exhibit 10.2 to Form 10-QSB dated June 30, 1997, and incorporated herein by reference.
10.19    License Agreement between Glyko Biomedical Ltd. and BioMarin
           Pharmaceutical, Inc. (filed as exhibit 10 to Form 10-QSB dated September 30, 1997, and incorporated herein by reference.)
22.1     Notice of Annual  Meeting of  Shareholders,  1997 Annual  Information
           Circular, Form of Proxy and Policy 41 Form. Filed as Definitive 14A documents on May 18, 1998, and incorporated herein by reference.
27.1     Financial Data Schedule (see Financial Data Schedule hereto attached at page 18)