Form 10QSB
period 1998-09-30
GLYKO BIOMEDICAL LTD
filed 1998-11-16
CIK 908401

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

 [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934
                  For the quarterly period ended September 30, 1998

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

                                 Not Applicable
(Former name,former address and former fiscal year,if changed since last report)

   Check whether the issuer (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes____ No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,393,801 common shares outstanding as of October 31, 1998.

     Transitional Small Business Disclosure Format (check one): Yes___ No X

                             GLYKO BIOMEDICAL, LTD.
                                TABLE OF CONTENTS

                                                                     Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited).

         Consolidated Balance Sheets as of  September 30, 1998
            and December 31, 1997......................................2
         Consolidated  Statements  of  Operations  for the three
            and nine months ended September 30, 1998 and 1997......... 3
         Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1998 and 1997..........................4
         Notes to Consolidated Financial Statements....................5

     Item 2. Management's Discussion and Analysis......................9

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...................................12

         Item 2.  Changes in Securities...............................12

         Item 3.  Defaults upon Senior Securities.....................12

         Item 4.  Submission of Matters to a Vote of
                    Security Holders..................................12

         Item 5.  Other Information...................................12

         Item 6.  Exhibits and Reports on Form 8-K....................12

SIGNATURE.............................................................13

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)


                             GLYKO BIOMEDICAL, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                (In U.S. dollars)

                                                 September 30,                December 31,
                                                     1998                         1997
                                                 (unaudited)                   (audited)
                                          ------------------------     ------------------------
Assets
Current assets:
    Cash and cash equivalents                 $ 1,236,288                    $ 528,280
    Trade receivables                             186,340                      141,743
    Inventories                                    76,595                       95,210
    Note receivable                               100,000                            -
    Other current assets                           37,867                       15,179
                                          ------------------------     ------------------------
      Total current assets                      1,637,090                      780,412
Investment in BioMarin Pharmaceutical Inc.      7,476,889                    3,025,990
Property, plant and equipment, net                 93,368                      118,910
Other assets                                        2,206                        2,206
                                          ------------------------     ------------------------
      Total assets                            $ 9,209,553                  $ 3,927,518
                                          ========================     ========================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                          $    88,490                  $    38,916
    Accrued liabilities                           319,532                      393,408
    Deferred rent and related costs                     -                      365,880
                                          ------------------------     ------------------------
      Total current liabilities                   408,022                      798,204
                                          ------------------------     ------------------------
      Total liabilities                           408,022                      798,204

Stockholders' equity:
    Common stock, no par value, unlimited
      shares authorized, 25,313,176 and
      21,573,044 shares issued and
      outstanding at September 30, 1998
      and December 31, 1997, respectively       15,591,042                   13,154,224
    Additional paid in capital                   9,924,622                    4,068,564
    Common stock warrants and options              769,945                      929,585
    Deferred compensation                                -                      (33,364)
    Accumulated deficit                        (17,484,078)                 (14,989,695)
                                          ------------------------     ------------------------
      Total stockholders' equity                 8,801,531                    3,129,314
                                          ------------------------     ------------------------
      Total liabilities and stockholders'
        equity                                 $ 9,209,553                  $ 3,927,518
                                          ========================     ========================


        The accompanying notes are an integral part of these statements.

                             GLYKO BIOMEDICAL, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (unaudited, in U.S. dollars)


                                             Three Months Ended September 30,    Nine Months Ended September 30,
                                            ---------------------------------    -------------------------------
                                                  1998               1997           1998              1997
                                            ---------------   ---------------   -------------   ----------------
Revenues:
     Sales of products and services             $ 302,435           $ 393,689     $ 843,587           $ 910,969
     Other revenues                                83,898              78,712       288,243             706,847
                                            ---------------   ----------------  -------------   ----------------
       Total revenues:                            386,333             472,401     1,131,830           1,617,816

Expenses:
     Cost of products and services                 95,665             123,897       275,555             383,072
     Research and development                     281,296             130,016       627,673             468,860
     Selling, general and administrative          150,925             179,279       510,363             532,371
     Other                                              -                   -      (165,880)                  -
                                            ---------------   ----------------  -------------   ----------------
       Total expenses:                            527,886             433,192     1,247,711           1,384,303
                                            ---------------   ----------------  -------------   ----------------
Income (loss) from operations                    (141,553)             39,209      (115,881)            233,513
Equity in loss of BioMarin Pharmaceutical Inc. (1,063,723)           (715,225)   (2,405,161)         (1,920,863)
Interest income                                    10,950               3,288        27,959               8,398
Other income (loss)                                (1,300)              1,084        (1,300)             16,020
                                            ---------------   ----------------  -------------   ----------------
Net loss                                     $ (1,195,626)         $ (671,644)  $(2,494,383)       $ (1,662,932)
                                            ===============   ================  =============   ================

Net loss per common share                         $ (0.05)            $ (0.03)      $ (0.11)            $ (0.08)
                                            ===============   ================  =============   ================

Weighted average number of shares
  used in computing per share amounts          24,726,345          21,533,488     23,151,544          20,182,303
                                            ===============   ================  =============   ================

        The accompanying notes are an integral part of these statements.

                             GLYKO BIOMEDICAL, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited, in U.S. dollars)

                                          Nine months ended September 30,
                                         --------------------------------
                                              1998                1997
                                         ----------------  --------------
Cash flows from operating activities:
    Net loss                              $ (2,494,383)     $ (1,662,932)

Adjustments to reconcile net loss to net
     cash provided by (used in)
     operating activities:
    Depreciation and amortization               67,740            43,244
    Equity in the loss of BioMarin
     Pharmaceutical Inc.                     2,405,161         1,920,863
    Gain on settlement of claim               (165,880)                -
    Changes in assets and liabilities:
      Trade receivables                        (44,597)          (77,660)
      Inventories                               18,615           (25,082)
      Note receivable                         (100,000)                -
      Other current assets                     (22,688)            2,655
      Accounts payable                          49,574          (132,222)
      Accrued liabilities                      (73,876)          198,771
      Deferred rent and related costs         (200,000)           31,087
                                         ----------------  ---------------
    Total adjustments                        1,934,049         1,961,656
                                         ----------------  ---------------
      Net cash provided by (used in)
       operating activities                   (560,334)          298,724

Cash flows from investing activities:
    Investment in BioMarin
     Pharmaceutical Inc.                    (1,000,002)       (1,500,000)
    Purchases of property, plant
     and equipment                              (8,834)          (66,908)
                                         ----------------  ----------------
      Net cash used in investing
       activities                           (1,008,836)       (1,566,908)

Cash flows from financing activities:
    Net proceeds from the issuance of
      common stock and warrants
      in a private placement                         -         1,423,873
    Net proceeds from the issuance of
      common stock pursuant to a
      technology and license agreement          70,740                 -
    Proceeds from the exercise of stock
      options and common stock warrants      2,206,438                 -
                                         ---------------   ----------------
      Net cash provided by financing
       activities                            2,277,178         1,423,873
                                         ---------------   ----------------
Net increase in cash                           708,008           155,689
Cash and cash equivalents, beginning
 of period                                     528,280           210,992
                                        ---------------   ----------------
Cash and cash equivalents,end of period    $ 1,236,288         $ 366,681
                                        ===============   ================


Supplemental disclosure of non-cash financing activities:
    Common stock and common stock warrants issued
    in exchange for financing services         $ -             $ 160,881

        The accompanying notes are an integral part of these statements.

                             GLYKO BIOMEDICAL, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation
        The accompanying consolidated financial statements are unaudited but have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars and on substantially the same basis as the audited annual financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for those periods presented. The unaudited results for the period ended September 30, 1998 are not necessarily indicative of results to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 1997 included in the Company's Form 10-KSB.

2.      Company and Description of Business
        The consolidated financial statements include the accounts of Glyko Biomedical, Ltd. ("GBL") and its wholly-owned subsidiary, Glyko, Inc., (collectively, the "Company"). Since its inception in October 1990, the Company has engaged in research and development of new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. The Company has developed a line of analytic instrumentation laboratory products that include an imaging system, analysis software and chemical analysis kits. Glyko, Inc. is continuing to develop additional chemical kits for use with the imaging system, and is also developing a line of diagnostic products based on carbohydrate biology. In October 1996, GBL formed BioMarin Pharmaceutical Inc. ("BioMarin"), a development stage company, a Delaware corporation, to develop the Company's pharmaceutical products. BioMarin began business on March 21, 1997 (inception) and subsequently issued 1,500,000 shares of common stock to GBL for $1.5 million. As consideration for a certain license agreement dated June 1997, BioMarin issued GBL 7,000,000 shares of BioMarin common stock. Beginning in October 1997, BioMarin raised capital from third parties with the result that at December 31, 1997, GBL's ownership interest in BioMarin had been reduced to 41.3% of BioMarin's outstanding capital stock. As of December 31, 1997, the Company began recording its share of BioMarin's net loss utilizing the equity method of accounting. On June 30, 1998, BioMarin raised net proceeds of $3.3 million (598,535 shares) including a $1.0 million investment from GBL. On August 3, 1998 BioMarin raised an additional $8.1 million from third parties. On September 4, 1998, BioMarin received $8 million from Genzyme Corp. ("Genzyme") upon execution of a joint venture agreement in which BioMarin issued 1,333,333 shares of common stock to Genzyme. As a result of this joint venture agreement, BioMarin has a 50% interest in the income or loss of the joint venture, BioMarin/Genzyme, LLC. As of September 30, 1998, GBL owned 36.2% of BioMarin's outstanding capital stock. Subsequent to September 30, 1998, GBL sold to BioMarin 100% of the outstanding capital stock of Glyko, Inc. in exchange for 2,259,039 shares of BioMarin's common stock plus BioMarin agreed to assume options to purchase up to 585,969 shares of GBL's common stock (which options were previously issued to employees of Glyko, Inc.) and BioMarin paid $500 in cash. As of October 7, 1998, GBL owned 41.7% of BioMarin's outstanding capital stock.

        The consolidated financial statements as of and for the three and nine months ended September 30, 1997 have been retroactively restated to reflect deconsolidation of BioMarin. All significant intercompany accounts and transactions have been eliminated. Certain balances in the prior years have been reclassified to conform with the current year presentation.

        The Company, to the extent of taxable income, has not provided taxes as the Company believes that any taxable income will be offset by net operating loss carryforwards.

        Since its inception, the Company has incurred a cumulative deficit of $17,484,000 and GBL expects to continue to incur losses during 1998 due to its share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc. on October 7, 1998, GBL has limited operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investment in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations for the foreseeable future as it no longer owns the analytic and diagnostic operations of Glyko, Inc. BioMarin will require additional capital, however, GBL is not obligated to provide this capital. Management of GBL believes that due to the current financial position and stage of development of BioMarin, no reserve is required for any potential impairment of its investment in BioMarin.

                             GLYKO BIOMEDICAL, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3.     Product Sales
       The Company recognizes product revenues and related cost of sales upon shipment of products. Service revenues are recognized upon completion of services as evidenced by the transmission of related reports to customers. Other revenues, principally licensing and distribution fees, are recognized upon completion of applicable contractual obligations.

4.     Net Loss per Share
       Basic net loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period, and for diluted net income per share, net income is divided by the weighted average of common stock outstanding and potential common shares during the period. Potential common shares included in the dilution calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options, warrants and contingent issuances of common stock. For periods in which the company has losses, such potential common shares are excluded from the computation of
       diluted   net  loss  per  share  as  their effects are antidilutive.

       Potentially dilutive securities include outstanding options for the purchase of 2,004,692 and 2,600,485 shares of common stock and outstanding warrants for the purchase of 7.7 million and 10.9 million shares of common stock at September 30, 1998 and 1997, respectively. These securities were not considered in the computation of dilutive loss per share because their effect would be anti-dilutive for the three and nine months ended September 30, 1998 and 1997. At October 7, 1998, after the sale of Glyko, Inc., outstanding GBL options totaled 1,418,723.

5.     Termination of Millipore Marketing Agreement
       In 1990, the Company entered into an agreement (the "Agreement") giving Millipore the exclusive right to market and distribute the Company's analytic products for an initial period of six years. In April 1994, Millipore and the Company agreed to terminate the Agreement. In exchange for relinquishing its rights under the Agreement, Millipore will receive 500,000 shares of common stock, subject to Toronto Stock Exchange approval. In the third quarter of 1994 the Company recorded a charge to operations of $219,811 for costs related to the termination of the Agreement. This amount represents the estimated fair market value of stock to be issued as a result of the termination of the Agreement. The Toronto Stock Exchange has not permitted the issuance of the 500,000 shares because the transaction is not considered arms length. The Toronto Stock Exchange requires that an independent valuation be performed in order to reconsider the issuance of these shares. No such valuation has been performed to date. Millipore was a stockholder in the Company from 1990 until April 1998. At September 30, 1998 the liability of $219,811 is included in accrued liabilities in the accompanying consolidated balance sheets.

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

                             GLYKO BIOMEDICAL, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

       Subsequent to September 30, 1998, GBL sold to BioMarin 100% of the outstanding capital stock of Glyko, Inc. in exchange for 2,259,039 shares of BioMarin's common stock plus BioMarin agreed to assume options to purchase up to 585,969 shares of GBL's common stock (which options were previously issued to employees of Glyko, Inc.) and BioMarin paid $500 in cash. As a result of this transaction, as of October 7, 1998, GBL's share of BioMarin's outstanding capital stock increased from 36.2% to 41.7%.
       The exercise of BioMarin options or warrants will result in a further reduction of GBL's ownership percentage and future fundraising efforts of BioMarin may result in a similar reduction of GBL's ownership percentage. To the extent that the issuance of common stock by BioMarin to third parties at a per share price greater than or less than the per share carrying value of GBL's investment in BioMarin, the resulting gain or loss is reflected as an increase or decrease, respectively, in additional paid in capital in the consolidated balance sheet. During the nine months ended September 30, 1998, the Company increased additional paid in capital by $5,856,000 as a result of the sale of stock by BioMarin at $6.00 per share in 1998.

7.     Investment in BioMarin Pharmaceutical Inc.
       Results of the Company's unconsolidated affiliate, BioMarin (a development stage company), are summarized as follows for the three and nine months ended September 30, 1998, three months ended September 30, 1997 for the period from March 21, 1997(inception) to September 30, 1997:


                                                                                                                   Period from
                                                Three months          Three months          Nine months          March 21, 1997
                                                    ended                 ended                ended             (inception), to
                                                September 30,         September 30,        September 30,          September 30,
                                                    1998                  1997                  1998                  1997
                                                 (unaudited)           (unaudited)          (unaudited)            (unaudited)
                                              ------------------    ------------------    -----------------     ------------------

OPERATING COSTS AND EXPENSES:
   Research and development                   $    1,465,909        $      551,463        $    3,621,468        $    1,469,336
   General and administrative                      1,439,441               166,364             2,771,186               457,018
                                              ------------------    ------------------    -----------------     ------------------
                Loss from operations              (2,905,350)             (717,827)           (6,392,654)           (1,926,354)
EQUITY IN LOSS OF BIOMARIN/
   GENZYME, LLC                                     (141,554)                    -              (141,554)                    -
INTEREST INCOME                                      229,831                 2,602               469,098                 5,491
                                              ------------------    ------------------    -----------------     ------------------
                Net loss                      $   (2,817,073)       $     (715,225)       $   (6,065,110)       $   (1,920,863)
                                              ==================    ==================    =================     ==================
THE COMPANY'S EQUITY IN
    LOSS OF BIOMARIN                          $   (1,063,723)       $     (715,225)       $   (2,405,161)       $   (1,920,863)
                                              ==================    ==================    =================     ==================

                             GLYKO BIOMEDICAL, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 8.    Note Receivable
       As part of its compensation for certain services, GBL issued stock options to a consulting group. These options are in the process of being approved by the Toronto Stock Exchange. GBL loaned $100,000 to the consulting group in anticipation that the Toronto Stock Exchange would approve the stock options. The excess of the fair market value of the GBL stock at September 30, 1998 over the exercise price of the options significantly exceeds the amount of the loan. The options are held as security for the loan.


 9.    Contingencies

       Facilities Dispute
       In July 1998, the claim by Millipore Corp. relating to a facilities dispute and other matters was settled, resulting in a gain of $165,880 as the amount of the ultimate settlement was less than the amount previously provided for by the Company. This was recognized in the second quarter and six month ended June 30, 1998 results of operations.

       Product Liability and Lack of Insurance
       The Company is subject to product liability claims in the event that the use of Glyko, Inc.'s products result in adverse effects during testing or commercial sale. The Company currently does not maintain product liability insurance. Product liability claims for future sales of Glyko, Inc. products will be the responsibility of BioMarin.

10.    Subsequent Event
       As discussed in Note 2, on October 7, 1998, the Company sold its 100% ownership in Glyko Inc. to BioMarin in exchange for 2,259,039 shares of BioMarin's outstanding common stock plus the assumption of 585,969 outstanding GBL stock options. This sale increased GBL's ownership in BioMarin from 36.2% to 41.7%. For the three and nine month periods ended September 30, 1998 substantially all of the Company's consolidated operating revenues and expenses related to Glyko, Inc. Subsequent to October 7, 1998, these operating revenues and expenses will no longer be consolidated.

11.    New Accounting Standards
       In June, 1997, the Financial Accounting Standards Board issued SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information" and in June, 1998 issued SFAS No. 133, "Accounitng for Derivative Instruments and Hedging Activities". SFAS No. 131 and 133 are not expected to impact the Company's financial reporting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


       The following discussion and analysis of financial condition and results of operations contains certain forward looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements regarding the development of a line of carbohydrate diagnostic products as discussed in the "Overview," statements regarding, ongoing liquidity of GBL as discussed in "Liquidity and Capital Resources," and future operating results of BioMarin in "Risk Factors - Dependence on Investment in BioMarin." The Company's actual results could differ materially from the results anticipated in these forward-looking statements. Risks are identified in "Overview, " "Results of Operations," "Liquidity and Capital Resources," and "Risk Factors."

Overview
The consolidated financial statements include the accounts of Glyko Biomedical, Ltd. ("GBL") and its wholly-owned subsidiary, Glyko, Inc., (collectively, the "Company"). Since its inception in October 1990, the Company has engaged in research and development of new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. The Company has developed a line of analytic instrumentation laboratory products that include an imaging system, analysis software and chemical analysis kits. Glyko, Inc. is continuing to develop additional chemical kits for use with the imaging system, and is also developing a line of diagnostic products based on carbohydrate biology.

In October 1996, GBL formed BioMarin Pharmaceutical Inc. ("BioMarin") to develop the Company's pharmaceutical product candidates. In March 1997, the Company raised Cdn.$2.0 million (USD$1.4 million) to fund the operational start-up of BioMarin, a development stage company. With the proceeds of this financing plus additional funds, GBL invested $1.5 million in BioMarin in exchange for 1,500,000 shares of BioMarin common stock. BioMarin issued 7,000,000 shares of BioMarin common stock to GBL pursuant to a License Agreement between the Company and BioMarin executed on June 26, 1997. As of June 26, 1997, GBL held at total of 8,500,000 shares of BioMarin's common stock representing 100% of BioMarin's outstanding capital stock. Subsequent private placement financings by BioMarin reduced the Company's ownership of BioMarin to 36.2% at September 30, 1998. On October 7, 1998, GBL sold to BioMarin 100% of the outstanding capital stock of Glyko, Inc. in exchange for 2,259,039 shares of BioMarin's common stock plus BioMarin agreed to assume options to purchase up to 585,969 shares of GBL's common stock (which options were previously issued to employees of Glyko, Inc.) and BioMarin paid $500 in cash, This transaction increased GBL's ownership of BioMarin to 41.7% of BioMarin's outstanding capital stock.

The Company recorded a net loss for the nine months ended September 30, 1998 in the amount of $2,494,000 mainly due to its share of BioMarin's net loss. For the period from its inception to September 30, 1998, the Company has incurred a cumulative deficit of $17,484,000. GBL anticipates net losses will continue at least through 1998 due to GBL's share of BioMarin's net loss.

As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has limited operating activities and its principal asset is its investment in BioMarin.

Results of Operations

The Quarters Ended September 30, 1998 and 1997
Revenues in the third quarter of 1998 were $386,000 and consisted of sales of products and services of $302,000 and grant revenues of $84,000. Sales of products and services consisted of sales of chemical analysis kits and imaging systems and fees for custom analytic services. Revenues for the same period in 1997 were $472,000 and consisted of sales of products and services of $393,000 and other revenues consisting of development fees of $25,000 and grant revenues of $54,000. The decrease in product revenues in the third quarter of 1998 compared to the same period of 1997 was due to a decrease in the sales volume of imaging systems.

Gross margin on sales of products and services was 68 percent in the third quarter of 1998 and 68 percent in the same period in 1997.

Research and development expenses in the third quarter of 1998 were $281,000 compared to $130,000 in the third quarter of 1997, an increase of $151,000. The increase was mainly due to an increase in personnel and in lab supplies purchased.

Selling, general and administrative expense was $151,000 in the third quarter of 1998, a decrease of $28,000 from the third quarter of 1997 expense of $179,000. This decrease was due to the decrease of costs allocated to Glyko, Inc. and an increase of costs allocated to BioMarin for personnel expenses.

Equity in loss of BioMarin in the third quarter of 1998 was $1,064,000 compared to $715,000 for the third quarter of 1997, in increase of $349,000. The increase was due to the increased net loss of BioMarin partially offset by a decrease in ownership by GBL of BioMarin.

Interest income earned in the third quarters of 1998 and 1997 reflected earnings on cash invested in short term interest bearing accounts. The increase in interest income in the third quarter of 1998 resulted from higher cash balances available for investment compared to the third quarter of 1997. Interest expense in the third quarters of 1998 and 1997 was immaterial.

The Nine  Months Ended September 30, 1998 and 1997
Revenues in the nine months ended September 30, 1998 were $1,132,000 and consisted of sales of products and services of $844,000 and other revenues which consisted of development, technology and licensing fees of $25,000 and grant revenues of $263,000. Sales of products and services consisted of sales of chemical analysis kits and imaging systems and fees for custom analytic services. Revenues for the same period in 1997 were $1,618,000 and consisted of sales of products and services of $911,000 and other revenues which consisted of a technology and licensing fee of $625,000 and grant revenues of $82,000. The decrease in product revenues in the first nine months of 1998 compared to the same period of 1997 was due to a decrease in custom analysis services. The decrease in other revenues was due to the fact that in 1997 the Company received a one-time fee relating to revised technology and licensing agreements that did not reoccur in 1998, partially offset by an increase in grant revenues due to a grant beginning on June 1, 1997.

Gross margin on sales of products and services was 67 percent in the first nine months of 1998 and 58 percent in the same period in 1997. The increase in gross margin in 1998 was due to a combination of decreased manufacturing overhead expenses and an increase in product prices that took effect in July, 1997.

Research and development expenses in the first nine months of 1998 were $628,000 compared to $469,000 in the same period in 1997, an increase of $159,000. The increase in research and development expenses for the nine months ended September 30, 1998 compared to the same period in 1997 was mainly due to the increase in lab personnel and lab supplies purchased.

Selling, general and administrative expense was $510,000 in the first nine months of 1998, a decrease of $22,000 from the same period in 1997 of $532,000. The decrease was due to the decrease of costs allocated to Glyko, Inc. and an increase of costs allocated to BioMarin for personnel expenses.

Equity in loss of BioMarin for first nine months of 1998 was $2,405,000 compared to $1,921,000 for same period in 1997, an increase of $484,000. The increase was due to the increased net loss of BioMarin partially offset by a decrease in ownership by GBL of BioMarin.

Interest income earned in the first nine months of 1998 and 1997 reflected earnings on cash invested in short term interest bearing accounts. The increase in interest income in the first nine months of 1998 resulted from higher cash balances available for investment compared to the same period in 1997. Interest expense in the first nine months of 1998 and 1997 was immaterial.

Other operating expenses in the first nine months of 1998 of $(165,880) represents the gain on the settlement of a claim at an amount less than was provided for by the Company.

Liquidity and Capital Resources

The Company's cash position increased by $708,000 for the nine months ended September 30, 1998 to $1,236,000. Net cash proceeds of $2,277,000 from the issuance of common stock from the exercise of stock options and warrants and a private placement financing relating to a technology and licensing fee agreement was partially offset by the investment in BioMarin of $1,000,000, net cash used in operating activities of $560,000, and the purchases of property, plant and equipment of $9,000.

Since its inception, the Company has incurred a cumulative deficit of $17,484,000 and GBL expects to continue to incur losses during 1998 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has limited operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investments in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations for the forseeable future as it no longer owns the analytic and diagnostic operations of Glyko, Inc. BioMarin will require additional capital, however, GBL is not obligated to provide this capital. Management of GBL believes that, due to the current financial position and stage of development of BioMarin, no reserve is required for any potential impairment of its investment in BioMarin. The Company is not obligated to make future investments in BioMarin and BioMarin's net losses do not have an impact on GBL's cash position. See "Risk Factors - Dependence on Investment in BioMarin," "-History of Operating Losses - Uncertainty of Future Profitability."

RISK FACTORS

Dependence on Investment in BioMarin

As of October 7, 1998, GBL's principal asset was its 41.7% ownership of BioMarin's outstanding capital stock. GBL's success is dependent on the successful operations of BioMarin including, but not limited to, BioMarin's ability to receive FDA approval of existing and future pharmaceutical product candidates, BioMarin's ability to retain key personnel, BioMarin's ability to market products effectively and successfully and BioMarin's ability to raise additional cash to fund future operations.

History of Operating Losses - Uncertainty of Future Profitability

The Company's share of BioMarin's net loss plus Glyko, Inc.'s current net operating loss resulted in the Company reporting a net loss for the nine months ended September 30, 1998 of $2,494,000. GBL expects to continue to incur losses during 1998 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. The BioMarin losses do not have an impact on cash balances of GBL. The Company is not obligated to make future investments in BioMarin. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has limited operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investments in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations for the foreseeable future as it no longer owns the analytic and diagnostic operations of Glyko, Inc. BioMarin will require additional capital, however, GBL is not obligated to provide this capital. Management of GBL believes that, due to the current financial position and stage of development of BioMarin, no reserve is required for any potential impairment of its investment in BioMarin.

Year 2000-Related Problems

Following the sale of Glyko, Inc., GBL is again conducting a review of potential year-2000 compliance issues. Since GBL no longer offers products and services for sale, GBL is focusing its inquiry on the impact of these issues on its internal administrative activities and on its professional service providers and other third parties. GBL does not currently anticipate that it will incur material expenditures in connection with any products or services it previously offered. GBL may incur some expense in connection with this review, thought it does not currently anticipate that these expenses will be material.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.

                  In July 1998, the claim by Millipore Corp. relating to a facilities dispute and other matters was settled. For additional disclosure regarding this dispute with Millipore, see Part II, Item 1 of Form 10-QSB for the quarter ended March 31, 1998.

Item 2.           Changes in Securities.                                 None.

Item 3.           Defaults upon Senior Securities.                       None.

Item 4.           Submission of Matters to a Vote of Security Holders    None.

Item 5.           Other Information.

                  On October 7, 1998, GBL sold 100% of the outstanding capital stock of Glyko, Inc. to BioMarin. As consideration for such sale, BioMarin issued 2,259,039 shares of common stock of BioMarin to GBL, agreed to assume options to purchase up to 585,969 shares of the GBL's common stock (which options were previously issued to employees of Glyko, Inc.) and paid GBL $500 in cash. The shares of BioMarin common stock were valued at $6.00 per share, yielding a total value of $13,554,234, and the options assumed were valued at $945,765, which, when combined with the $500 in cash, yields a total value for the consideration received of $14,500,499.

                  BioMarin is a privately held biopharmaceutical company focused on carbohydrate enzyme therapeutics and is incorporated in Delaware. Prior to the closing of this sale, as of September 30, 1998, the Company owned approximately 36.2% of BioMarin's outstanding capital stock. Following the closing of this sale, as of October 7, 1998, the Company owned approximately 41.7% of the outstanding capital stock of BioMarin. Dr. John Klock, the President and a director of the Company, is also the President and a director of BioMarin. In June 1997, Dr. Klock was sold 800,000 shares of the BioMarin's common stock for a purchase price of $800,000, paid for with a note, secured by the underlying stock, due on July 31, 2000. Mr. Gwynn Williams, who is a director of the Company and also a major stockholder of GBL, is also a director of BioMarin, and in such capacity was previously granted an option to purchase 20,000 shares of BioMarin's common stock at an exercise price of $1.00 per share. Mr. Raymond W. Anderson, a director of the Company, is also an officer of BioMarin and on June 22, 1998, was granted an option to purchase 200,000 shares of BioMarin's common stock at an exercise price of $4.00 per share.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)   The following documents are filed as part of this report

                          See Exhibit Index attached hereto.

                  (b)  Reports on Form 8K

                          No reports were filed on Form 8-K during the three months ended September 30, 1998.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            GLYKO BIOMEDICAL, LTD.

Dated: November 13, 1998                    By:  \s\ John C. Klock, M.D.
---------------------------------------    -------------------------------------
                                            John C. Klock, M.D.
                                            President, Chief Executive Officer
                                            and Chief Financial Officer

                                  EXHIBIT INDEX


           Exhibit  Description
           Number
            2.1     Share Exchange Agreement between Glyko Biomedical, Ltd.  and
                    BioMarin Pharmaceutical Inc. dated September 15, 1998
            3.1     Registrant's  Articles of Incorporation and Bylaws (filed as exhibit 3.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
            3.2 Restated Certificate of Incorporation of BioMarin Pharmaceutical, Inc. (filed as exhibit 3.1 to Form 10-QSB dated September 30, 1997, and incorporated herein by reference).
            3.3     Bylaws of BioMarin  Pharmaceutical,  inc.  (filed as exhibit
                    3.2 to Form 10-QSB dated September 30, 1997, and incorporated herein by reference).
            4.1     Registrant's  Articles of Incorporation and Bylaws (filed as exhibit 3.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference). Restated Certificate of Incorporation of BioMarin Pharmaceutical, Inc. (filed as exhibit 3.1 to Form 10-QSB dated September 30, 1997, and incorporated herein by reference).
           10.1 Registrant's Stock Option Plan (filed as exhibit 10.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
           10.2 Joint Venture Agreement between: Registrant; Millipore Corporation; Glycomed Incorporated; Gwynn R.Williams; Astroscan, Ltd.; and Astromed, Ltd. dated December 18, 1990 (filed as exhibit 10.2 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
           10.3 Distribution Agreement between Registrant and Millipore Corporation dated December 18, 1990 (filed as exhibit 10.3 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
           10.4 License Agreement between Registrant, and Astroscan, Ltd. and Astromed, Ltd. (filed as exhibit 10.4 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
           10.5 License Agreement between Registrant and Glycomed Incorporated (filed as exhibit 10.5 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
           10.6 Loan Agreement between Registrant, and Millipore Corporation and Gwynn R. Williams, dated April 9, 1992(filed as exhibit
                    10.6 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
           10.7 Employment Agreement between Registrant and John C. Klock, M.D., dated December 20, 1990(filed as exhibit 10.7 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
           10.8 Exchange Agreements between Registrant, and the share and option holders of Glyko, Inc., dated December 10, 1992 (filed as exhibit 10.8 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
           10.9 Amendment Number Two to Exclusive Distribution and Supply Agreement between Registrant and Millipore Corporation dated September 22, 1993 (filed as exhibit 10.4 to Form 10-KSB Statement dated December 31, 1993 and incorporated herein by reference).
          10.10     Amendment Number Two to Joint Venture Agreement between:
                    Registrant; Millipore Corporation; Glycomed Incorporated; Gwynn R. Williams; Astroscan, Ltd.; and Astromed, Ltd. dated April 28, 1994 (filed as exhibit 10.1 to Form 10-QSB dated March 31, 1994 and incorporated herein by reference).
          10.11 Employment Agreement between Registrant and John C. Klock, M.D., dated January 1, 1994 (filed as exhibit 10.2 to Form 10-QSB dated March 31, 1994 and incorporated herein by reference).
          10.12     Glyko  Biomedical Share Option Plan - 1994 (filed as exhibit
                    10.1 to Form 10-QSB dated June 30, 1994 and incorporated herein by reference).
          10.13 Development and Supply Agreement between Registrant and Bio-Rad Laboratories, Inc., dated February 16, 1995 (filed as exhibit 10.1 to Form 10-KSB dated March 31, 1996 and incorporated herein by reference).
          10.14 International Distribution Agreement between Registrant and Toyobo Co., Ltd. and MC Medical. Inc.dated September 12, 1995 (filed as exhibit 10.2 to Form 10-KSB dated March 31, 1996 and incorporated herein by reference).
          10.15 Commercial Lease between Registrant and Douglas R. Kaye dated December 23, 1996 (filed as exhibit 10.1 to Form 10-KSB/A date December 31, 1996 and incorporated herein by reference.)

         Exhibit
         Number     Description

          10.16 Toyobo Distribution Agreement (confidential portions of exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission). Filed as exhibit 10.1 to Form 10-QSB dated March 31, 1997, and incorporated herein by reference.
          10.17 First Amendment to Bio-Rad Laboratories, Inc. Agreement (confidential portions of exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission). Filed as exhibit 10.1 to Form 10-QSB dated June 30, 1997, and incorporated herein by reference.
          10.18 Array Medical License and Development Agreement (confidential portions of exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission). Filed as exhibit 10.2 to Form 10-QSB dated June 30, 1997, and incorporated herein by reference.
          10.19 License Agreement between Glyko Biomedical Ltd. and BioMarin Pharmaceutical, Inc. (filed as exhibit 10 to Form 10-QSB dated September 30, 1997, and incorporated herein by reference.)
           22.1 Notice of Annual Meeting of Shareholders, 1997 Annual Information Circular, Form of Proxy and Policy 41 Form. Filed as Definitive 14A documents on May 18, 1998, and incorporated herein by reference.
           27.1 Financial Data Schedule (see Financial Data Schedule hereto attached at page 16)