Form 10KSB
period 1998-12-31
GLYKO BIOMEDICAL LTD
filed 1999-04-16
CIK 908401

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   (Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
                         Commission File Number: 0-21994

                             GLYKO BIOMEDICAL, LTD.
        (Exact name of small business issuer as specified in its charter)

            Canada                                   98-0195569
 (State of other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

            371 Bel Marin Keys Blvd., #210, Novato, California 94949
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (415) 382-3500



         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III to the Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year: $1,159,916.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such equity, $59,635,000 as of February 28, 1999.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,564,029 common shares outstanding as of February 28, 1999.

Transitional small business disclosure format (check one)  Yes  No X

                              GLYKO BIOMEDICAL, LTD.

                                     Part I

Item 1.   Description of Business

Glyko Biomedical, Ltd. ("GBL" or the "Company") was incorporated by Certificate and Articles of Incorporation under the laws of Canada on June 26, 1992. On December 21, 1992, simultaneously with an initial public offering of the Company's Common Shares on The Toronto Stock Exchange, the Company acquired, in a stock for stock exchange, 100 percent of the outstanding shares of Glyko, Inc. incorporated on October 15, 1990, under the laws of Delaware, upon an exchange of shares with the stockholders of Glyko, Inc. GBL was incorporated for the sole purpose of acquiring Glyko, Inc. Both entities were under common control and the share exchange was accounted for in a manner similar to a pooling. The registered office of the Company is Scotia Plaza, Suite 2100, 40 King Street West, Toronto, Canada M5H 3C2.

On October 25, 1996, the Company formed BioMarin Pharmaceutical Inc. ("BioMarin"), a corporation incorporated under the laws of Delaware, to develop the Company's pharmaceutical products. The principal office of BioMarin is 371 Bel Marin Keys Blvd., #210, Novato, California 94949.

BioMarin first began business on March 21, 1997 and issued 1,500,000 shares of common stock to GBL for $1.5 million. As consideration for the grant of a license to certain of Glyko, Inc.'s intellectual property pursuant to a license agreement dated June 26, 1997, BioMarin issued GBL an additional 7,000,000 shares of BioMarin common stock. At that time GBL held 100% of the outstanding capital stock of BioMarin. Beginning in October 1997, BioMarin raised capital from third parties with the result that at December 31, 1997, GBL's ownership interest in BioMarin had been reduced to 41.3% of BioMarin's outstanding capital stock. As of December 31, 1997, the Company began recording its share of BioMarin's net loss utilizing the equity method of accounting. On June 30, 1998, BioMarin raised net proceeds of $3.3 million as consideration for the issuance of 598,535 shares including a $1.0 million investment from GBL. On August 3, 1998 BioMarin raised an additional net proceeds of $8.1 million as consideration for the issuance of 1,416,800 shares from third parties. On September 4, 1998, BioMarin received $8 million from Genzyme Corp. ("Genzyme") upon execution of a joint venture agreement pursuant to which BioMarin issued 1,333,333 shares of common stock to Genzyme. As a result of this joint venture agreement, BioMarin has a 50% interest in the income or loss of the joint venture, BioMarin/Genzyme LLC.


On October 7, 1998, BioMarin acquired Glyko, Inc., in a transaction valued at $14,500,500. As consideration for the acquisition of all of the outstanding shares of Glyko, Inc., BioMarin issued 2,259,039 shares of common stock to the Company, assumed Glyko, Inc.'s employee stock options exercisable for 255,540 shares of BioMarin common stock, and paid $500 in cash. After this transaction, the Company's ownership of BioMarin was 41.7 percent at December 31, 1998.

BioMarin's business comprises two segments. BioMarin's Analytic and Diagnostic Products segment represents the business conducted on a stand-alone basis by Glyko, Inc. while the Pharmaceutical Products segment represents BioMarin's pharmaceutical development activities.

Since its inception, the Company has incurred a cumulative deficit of $19,080,000 and GBL expects to continue to incur losses during 1999 due to its share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc. on October 7, 1998, GBL has no operating activities or paid employees and its principal asset is its investment in BioMarin. Accordingly, without further investment in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations. While GBL is not obligated to provide this capital, in April, 1999, the Company entered into a convertible note arrangement with BioMarin in the amount of $4,300,000, as part of a $26,000,000 convertible note financing which was closed on April 13, 1999. BioMarin has an accumulated deficit of $15,076,419 at December 31, 1998 and is expected to incur significant losses during 1999 and beyond. Management of BioMarin believes that the convertible note financing will be sufficient to meet its minimum obligations through December 31, 1999. However, BioMarin will seek additional financing in the near term to fully execute its business strategies and meet its longer term obligations. Management of GBL does not believe that at December 31, 1998, there has been any impairment of its investment in BioMarin.

Pharmaceutical Products

BioMarin is currently developing pharmaceutical products through its own internal operations and through research grants with various universities. BioMarin has completed pivotal trials of its lead enzyme replacement product ("BM101") for Mucopolysaccharidosis (MPS) I, a crippling and fatal disease that afflicts young children. A Phase I pivotal trial was conducted under a Company Investigational New Drug (IND) application that encompassed 10 patients with all levels of severity of MPS I. BioMarin received orphan drug designation for its enzyme replacement therapy in September 1997, allowing BioMarin to market the product exclusively for seven years following U.S. Food and Drug Administration ("FDA") approval if it is the first to gain such approval. BioMarin focuses on the development of products in five therapeutic areas: genetic diseases, burn and wound care, fungal infections, male pro-fertility and inflammation
(initially psoriasis). This development process will require funding and BioMarin plans to raise additional cash to fund these projects. BioMarin cannot assure you that such funds will be available or that this development process will be successful.

BioMarin's Analytic and Diagnostic Products

Analytic Products

BioMarin manufactures and sells the following products:

- A series of kits with chemicals, enzymes, pre-cast gels, and standards for performing analyses of carbohydrates.
- A carbohydrate analytical system based on electrophoresis including computer controlled imaging system for sample analysis and report preparation.
- Research products including carbohydrate enzymes, standards and related materials.
-    Copyrighted, proprietary software for image analysis and data manipulation.

Products are marketed directly and through authorized distributors. Customers include distributors of research products, university research laboratories, biotechnology companies and pharmaceutical companies.

Diagnostic Products

BioMarin's FACE(R) diagnostic technology gives clinicians the capability to detect the presence of specific carbohydrate markers indicating certain disease states.

In November 1995, Glyko, Inc. received approval from the United States Food and Drug Administration to market its diagnostic test for Lysosomal Storage Diseases, the Urinary Carbohydrate Analysis Test Kit.

A second-year SBIR II Grant in the amount of $290,234 was awarded for the period from June 1, 1998, to May 31, 1999 to develop a second-generation confirmatory test of Lysosomal Storage diseases

Patents and Trade Secrets

BioMarin and GBL entered into a License Agreement dated June 26, 1997, pursuant to which GBL granted BioMarin an exclusive, worldwide, perpetual, irrevocable, royalty-free right and license to certain of Glyko, Inc.'s, GBL's wholly-owned subsidiary at the time, worldwide patents, trade secrets, copyrights, and other proprietary rights to all know-how, processes, formulae, concepts, data, and other such intellectual property, whether patented or not, owned or licensed by Glyko, Inc. as of the date of the license agreement for application in therapeutic uses, including without limitation, drug discovery and genomics. Under the same License Agreement, BioMarin granted Glyko, Inc. an exclusive, worldwide, perpetual, irrevocable, royalty-free cross-license to all improvements BioMarin may make upon the licensed intellectual property.

Competition

BioMarin's Pharmaceutical segment has many existing and potential competitors, including large pharmaceutical companies and biotechnology companies. These competitors have several advantages over BioMarin, including:

     -   Greater financial resources

     - More extensive (and possibly better) research and development programs, including experience in obtaining regulatory approval

     -   Greater manufacturing and marketing resources and experience

Another source of competition arises from universities and public and private research institutions in the biopharmaceutical and human health care field. While these organizations primarily have educational objectives, they may develop proprietary technology and acquire patents that BioMarin may need for the development of our products.

BioMarin believes that competition for its analytic and diagnostic products and services are established alternative technologies provided by other companies, and services provided by laboratory and testing services firms. For example, the FACE Imaging System competes with alternative carbohydrate analytical technologies, including capillary electrophoresis, high-pressure liquid chromatography, mass spectrometry and nuclear magnetic resonance spectrometry.

Government Regulation

BioMarin's drug candidates are subject to extensive regulation by the federal government, principally the FDA, and by state governments. FDA regulations govern the development, testing, manufacturing, advertising and selling of drug products. When BioMarin's products are distributed abroad, they are subject to regulations of foreign governments.

Before BioMarin can commercially sell its products in the United States, BioMarin must obtain FDA approval for each drug and indication it intends to commercialize. The FDA approval process is typically lengthy and expensive, and approval or the timing of approval is never certain. As part of the FDA approval process, BioMarin must conduct, at its own expense, preclinical studies and clinical trials on each drug candidate. Even if the FDA grants approval, it may later withdraw its approval if BioMarin fails to comply with their regulations or if subsequent problems with BioMarin's drug candidates occur. FDA approval may also limit the uses or indications for which BioMarin's drug candidates may be promoted and sold.

In addition, manufacture of BioMarin's drug products must comply with the FDA's current Good Manufacturing Practice ("cGMP") regulations. The cGMP regulations govern quality control and documentation policies and procedures. BioMarin's manufacturing facilities are continuously subject to inspection by the FDA and the State of California, before and after product approval. BioMarin is currently in the process of developing the manufacturing site and process for commercial manufacture of its first drug candidate. BioMarin's facility has not been inspected by any governmental entity. Before commercial manufacturing may commence, BioMarin must obtain regulatory approval of its manufacturing facility and process. BioMarin cannot guarantee that it, or any potential manufacturer of our drug products, will be able to comply with cGMP regulations. Material changes to the manufacturing processes after approval are also subject to FDA review and approval.

The manufacture and sale of BioMarin's analytic products do not require government approval in the United States or Canada. The manufacture and sale of medical diagnostic products in the United States are controlled by the FDA, and the manufacture and sale of analytic products in Canada are controlled by the Health Protection Branch ("HPB"). The laws of each country require the licensing of manufacturing facilities located in its jurisdiction, carefully controlled clinical trials in humans and extensive testing of products. The manufacturer must establish the safety and efficacy of its products, good manufacturing practices and control over marketing activities before it will be allowed to market and sell its products. The safety and efficacy of a new diagnostic product must be demonstrated through clinical trials carried out under procedures acceptable to the FDA or the HPB, as the case may be. In order to be able to market and sell its diagnostic products, Glyko, Inc. must successfully complete clinical trials. The sales program is initiated by applying to the FDA or the HPB, as the case may be, for permission to manufacture and market products. Glyko, Inc. must submit specific information on the results of carefully controlled clinical trials using blood or other specimens obtained from humans. In addition, manufacturing methods and standards, and the stability of the product components must be presented to enable the regulatory agency to conclude that the product that may eventually be sold to the public has the same composition and performance as that determined to be effective in clinical trials. The controls on a new diagnostic product do not cease once it is on the market and continued reporting of its performance must be submitted by the manufacturer to the FDA or the HPB, as the case may be. This is required to keep the product on the market. Glyko, Inc. is unable to predict whether future regulatory developments will affect Glyko, Inc.'s products under development.

                                  RISK FACTORS


Dependence on Investment in BioMarin

Since the October 7, 1998 sale of Glyko, Inc. to BioMarin, GBL's principal asset has been its ownership of 41.7% of BioMarin's outstanding capital stock. GBL's success is dependent on the successful operations of BioMarin including, but not limited to, BioMarin's ability to receive FDA approval of existing and future pharmaceutical product candidates, BioMarin's ability to retain key personnel, BioMarin's ability to manufacture and market products effectively and successfully and BioMarin's ability to raise additional cash to fund future operations. BioMarin is a development stage company, with its only revenues currently being earned from the sale of its analytic and diagnostic products.

History of Operating Losses - Uncertainty of Future Profitability; Need for
  Additional Financing

The Company's net loss for 1998 was $4,090,000. The primary components of this loss were the Company's share of the net loss of BioMarin accounted for under the equity method of accounting and the loss of Glyko, Inc. for the period from January 1, 1998 to October 7, 1998 (date of acquisition of Glyko, Inc. by BioMarin). The losses of Glyko, Inc. from October 8, 1998 to December 31, 1998 have been consolidated into BioMarin's loss for that period. GBL expects to continue to incur losses during 1999 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. The BioMarin losses do not have an impact on the cash position of GBL. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investments in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations. While GBL is not obligated to provide this capital, in April, 1999, the Company entered into a convertible note arrangement with BioMarin in the amount of $4,300,000, as part of a $26,000,000 convertible note financing which was closed on April 13, 1999. BioMarin has an accumulated deficit of $15,076,419 at December 31, 1998 and is expected to incur significant losses during 1999 and beyond. Management of BioMarin believes that the convertible note financing will be sufficient to meet its minimum obligations through December 31, 1999. However, BioMarin will seek additional financing in the near term to fully execute its business strategies and meet its longer term obligations. Management of GBL does not believe that at December 31, 1998, there has been any impairment of its investment in BioMarin.

Early Stage Company; Continuing Operating Losses; Uncertainty of Future Profitability; Need for Additional Financing

BioMarin began operations in March 1997. Since then, BioMarin has engaged primarily in research and development. BioMarin is in the developmental stage and currently has not generated any revenues from any of its drug candidates. BioMarin has incurred net operating losses since inception, and, at December 31, 1998, had an accumulated deficit of approximately $15.1 million. BioMarin's losses mainly arise from expenses related to research and development, including clinical trials for drug candidates, and administrative costs associated with operations. BioMarin expects to spend substantial amounts in the future for additional research and development activities, preclinical studies, clinical trials, regulatory review and manufacturing process development and scale up. Profits from the analytic and diagnostic products and services are expected to be insufficient to offset the expenses associated with the pharmaceutical business. As a result, BioMarin expects that operating losses will continue and increase in 1999 and beyond.

Whether BioMarin will become profitable in the future will depend in part on regulatory approval of its drug candidates and BioMarin's ability to successfully manufacture and market any approved drugs, either by itself or jointly with others. The extent of BioMarin's future losses and the timing of profitability are highly uncertain and cannot be accurately predicted. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations."

No Currently Marketable Drug Products

None of BioMarin's drug candidates have received regulatory approval to be commercially marketed and sold. BioMarin has several drug candidates in various stages of preclinical and clinical development. BioMarin's first drug candidate is an enzyme replacement therapy for MPS-I that is not expected to be commercially available in the United States until early in 2000. BioMarin's other drug candidates are not expected to be commercially available for at least several years.

Prior to being commercially sold, all of BioMarin's drug candidates require significant research and development, laboratory testing and extensive preclinical and clinical testing, manufacturing process development and regulatory approval. Even if any of BioMarin's drug candidates receive regulatory approval, BioMarin cannot be certain it will be able to manufacture any products at an acceptable cost, or that it will be successful in marketing any products.

Risks Related to Clinical Trials; Uncertainties Regarding Drug Development

BioMarin must show that its drug candidates are safe and effective for use in the targeted indication to receive regulatory approval for commercial sale. Typically, if a drug candidate is intended to treat a chronic disease, such as MPS-I, the data must be gathered over an extended period of time. In addition, clinical trials are typically conducted in three phases. The FDA generally requires two pivotal clinical trials which demonstrate substantial evidence of safety and efficacy and appropriate dosing in a broad patient population and at multiple sites to support an application for regulatory approval. BioMarin's strategy for the development of therapeutics for certain genetic disorders is to conduct only one pivotal trial on a small number of patients. For example, at the end of October 1998, BioMarin completed what it believes is a pivotal clinical trial on its first drug candidate BM101. Because of the small numbers of patients treated or because of the clinical results, BioMarin may successfully obtain the data necessary to support regulatory approval of BM101 or any future drug candidate. The FDA may request additional studies to be conducted.

BioMarin is currently conducting a single clinical trial on one product, BM101, for the treatment of MPS-I. BioMarin has conducted a clinical trial on BM101 using the endpoints of reduction in liver or spleen size and a reduction in levels of certain complex carbohydrates in urine. BioMarin needs to validate these endpoints by showing a clinical benefit associated with these endpoints. In addition, the FDA has requested BioMarin to conduct Phase IV studies to show clinical results in additional patients with the most severe form of MPS-I. These studies are not required for approval of the BLA but must be completed subsequently if the FDA approves the BLA for BM101. If no clinical benefit can be shown that is associated with the endpoints, then the FDA can take action to rapidly revoke approval and prevent further marketing of BM101. If BioMarin's clinical trial fails to establish that BM101 is safe and effective, BioMarin may decide to conduct further clinical trials, which would significantly increase expenses and delay product launch. If BioMarin were required to undertake additional clinical trials or expand its existing trial to include additional patients, regulatory approval would be delayed. Furthermore, if new adverse effects are identified after marketing, FDA approval may be revoked and the drug no longer marketed.

BioMarin must conduct preclinical studies in animals and clinical trials in humans for each of its drug candidates before BioMarin can seek FDA approval to commercially sell the drug candidate. The number of preclinical studies and clinical trials required is expected to vary depending on the drug candidates and the regulatory pathway for the particular drug candidate. BioMarin may need to perform preclinical studies on multiple animal models using various doses and formulations before it can begin clinical trials, which could result in a longer time to commercialization of any drug candidates. For example, in one early preclinical study, use of a low concentration of an enzyme therapy on a particular animal model did not show successful results while in a subsequent preclinical study, use of a higher concentration of the same enzyme therapy on a different animal model showed more promising results. Furthermore, even if BioMarin obtains favorable results in preclinical studies on animals, the results in humans may be different.

There are many clinical trial risks. The results of initial preclinical studies and clinical trials can differ from the results that may be obtained from subsequent or more extensive testing or long-term clinical trials. If final clinical results are adverse or inconclusive, BioMarin would not file for regulatory approval.

Similar issues could arise with future drug candidates that reach the clinical testing phase. BioMarin may also decide to abandon further work on a drug candidate. As a result, BioMarin cannot be certain that its research and development, including preclinical and clinical testing, will be successfully completed. BioMarin cannot guarantee that its drug candidates will obtain the necessary regulatory approvals.

Finally, delay or termination of BioMarin's clinical trials may occur. Many factors can cause delay or termination, including:

      -    Slower patient enrollment than planned

      -    Lack of sufficient clinical supplies of the drug candidate

      -    Adverse medical events or side effects in treated patients

      -    Lack of efficacy of the drug candidate being tested

Initial Drug Candidates Target Small Patient Populations

BioMarin's strategy with respect to most of its drug candidates is to target disorders where the patient populations are small. BioMarin's initial drug candidates, BM101 and BM102, target patients with MPS-I and MPS-VI, respectively. BioMarin estimates that in the United States and Canada, there are only 1,050 patients with MPS-I and 170 to 340 with MPS-VI. In addition, other drug candidates BioMarin is developing are to treat conditions, such as other genetic diseases and serious burns, with small patient populations. Due to the fact that the patient populations in these markets are small, pricing and reimbursement for BioMarin's drug candidates are critical to its success. BioMarin cannot be certain that it will be able to obtain sufficient pricing to justify its product development efforts. BioMarin also cannot be certain that it will be able to achieve sufficient penetration of these small markets to achieve commercial success.

Uncertainty of Pharmaceutical Pricing and Related Matters; Need for
Reimbursement

BioMarin's ability to successfully commercialize its drug candidates depends on the availability of reimbursement for such drugs from government health agencies (such as Medicare and Medicaid in the United States), private health insurers and other organizations. The course of treatment for MPS-I using BM101 is expected to be expensive. BioMarin expects patients to need ongoing treatments throughout their lifetimes. BioMarin expects that families of patients will not be capable of paying for this treatment themselves. If medical reimbursement were denied for this treatment, there would be no commercially viable market for BM101.

Third party payors (such as government or private health care insurers) carefully review and increasingly challenge the price charged for drugs. Reimbursement rates from private companies vary depending on the third-party payor, the insurance plan and other factors. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis or on a named-patient basis. BioMarin cannot be certain that third-party payors will pay for the costs of its drugs and the courses of treatment. Even if BioMarin is able to obtain reimbursement from third-party payors, BioMarin cannot be certain that reimbursement rates will be enough to allow BioMarin to profit from sales of its drugs.

BioMarin currently has no expertise in reimbursement and expects through the BioMarin/Genzyme joint venture to rely on Genzyme's expertise to obtain reimbursement for BM101. BioMarin cannot predict what the reimbursement rates will be. In addition, BioMarin will need to develop its own reimbursement expertise for future drug candidates, unless BioMarin enters into collaborations with other companies with the necessary expertise.

BioMarin expects that reimbursement in the future will be subject to increased restrictions both in the United States and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. Governmental and private third-party payors have proposed health care reforms and cost reductions. In the United States there have been a number of federal and state proposals to control the cost of health care, including the cost of drug treatments. In certain foreign markets, the government controls the pricing which would affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect BioMarin's future revenues from sales of its drugs and may adversely affect BioMarin's business and prospects.

Government Regulation; No Assurance of Regulatory Approvals

BioMarin's drug candidates are subject to extensive regulation by the federal government, principally the FDA, and by state governments. FDA regulations govern the development, testing, manufacturing, advertising and selling of drug products. When BioMarin's products are distributed abroad, they are subject to regulations of foreign governments.

Before BioMarin can commercially sell its products in the United States, BioMarin must obtain FDA approval for each drug and indication it intends to commercialize. The FDA approval process is typically lengthy and expensive, and approval or the timing of approval is never certain. As part of the FDA approval process, BioMarin must conduct, at its own expense, preclinical studies and clinical trials on each drug candidate. Even if the FDA grants approval, it may later withdraw its approval if BioMarin fails to comply with their regulations or if subsequent problems with BioMarin's drug candidates occur. FDA approval may also limit the uses or indications for which BioMarin's drug candidates may be promoted and sold.

In addition, manufacture of BioMarin's drug products must comply with the FDA's current Good Manufacturing Practice ("cGMP") regulations. The cGMP regulations govern quality control and documentation policies and procedures. BioMarin's manufacturing facilities are continuously subject to inspection by the FDA and the State of California, before and after product approval. BioMarin is currently in the process of developing the manufacturing site and process for commercial manufacture of its first drug candidate. BioMarin's facility has not been inspected by any governmental entity. Before commercial manufacturing may commence, BioMarin must obtain regulatory approval of its manufacturing facility and process. BioMarin cannot guarantee that it, or any potential manufacturer of our drug products, will be able to comply with cGMP regulations. Material changes to the manufacturing processes after approval are also subject to FDA review and approval.

Uncertainty of Orphan Drug Designation

In September 1997, BioMarin received orphan drug designation from the FDA for BM101. In February 1999, BioMarin received orphan drug designation for BM102. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a "rare disease or condition." The sponsor that obtains the first FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the orphan indication for a period of seven years.

As part of BioMarin's business strategy, BioMarin intends to develop drugs which may be eligible for FDA orphan drug designation. Because the extent and scope of patent protection for BioMarin's drug candidates is uncertain, then orphan drug designation is particularly important for its products that are eligible for such designation . BioMarin plans to rely on the exclusivity period under the orphan drug designation to maintain a competitive position. However, BioMarin does not know if the FDA will grant orphan drug designation for any of its products other than BM101 and BM102 or marketing exclusivity for any of its products. Even if BioMarin obtains drug designation, BioMarin cannot guarantee that exclusivity would effectively protect the product from competition. Orphan drug designation does not shorten the development or FDA review time of a drug so designated nor give the drug any advantage in the FDA review or approval process.

Uncertain Ability to Protect Patents and Proprietary Technology and Information

Where appropriate, BioMarin seeks patent protection for certain aspects of its technology. However, for many of the enzymes BioMarin is developing, including BM101 and BM102, meaningful patent protection may not be available. Composition of matter patents will not be available for BM101 and BM102.

The patent positions of biotechnology companies are extremely complex and uncertain. The scope and extent of patent protection for some of BioMarin's products, including BM101, are particularly uncertain because some of the enzymes BioMarin is developing have existed in the public domain for many years. This means that other parties have published the structure of the enzyme, the methods for purifying or producing the enzyme or the methods of treatment or use. If such publications exist, they can prevent our patent applications from issuing or can limit the scope of coverage for issued patents.

In addition, BioMarin's owned and licensed patents and patent applications do not assure the protection of its intellectual property for a number of other reasons:

      - BioMarin does not know whether its patent applications will result in actual patents. For example, BioMarin may not have developed a method for treating a disease before others develop similar methods.

     - BioMarin's competitors may interfere in our patent process, which can delay the grant of a patent and/or reduce the scope of its patent protection.

      - Even if BioMarin receives a patent, it may not provide much practical protection. The government agencies which grant patents have not followed a consistent policy. If BioMarin receives a patent but its scope is narrow, then it will be easier for competitors to design products which do not infringe on BioMarin's patent.

      - Enforcing patents is expensive and may absorb significant management time. In litigation, a competitor could claim that BioMarin's issued patents are not valid for a number of reasons. If the court agrees, BioMarin would lose that patent.

In addition, competitors also seek patent protection for their technology. There are many patents in our field of technology, and BioMarin cannot guarantee that it does not infringe on those patents or that it will not infringe on patents granted in the future. If a patent holder believes BioMarin's product infringes on the patent, the patent holder may sue BioMarin even if it has received patent protection for its technology. If someone else claims BioMarin infringes on their technology, BioMarin would face a number of issues, including:

      - Defending a lawsuit which takes significant time and can be very expensive.

      - If the court decides that BioMarin's product infringes on the competitor's patent, BioMarin may have to pay substantial damages for past infringement.

      - The court may prohibit BioMarin from selling or licensing the product unless the patent holder licenses the patent to BioMarin. The patent holder is not required to grant BioMarin a license. If a license is available, BioMarin may have to pay substantial royalties or grant cross-licenses to its patents.

      - Redesigning BioMarin's product so it does not infringe may not be possible and could require substantial funds and time.

It is also unclear whether BioMarin's trade secrets will provide useful protection. While BioMarin uses reasonable efforts to protect its trade secrets, BioMarin's employees or consultants may unintentionally or willfully disclose BioMarin's information to competitors. Enforcing a claim that someone else illegally obtained and is using BioMarin's trade secrets, like patent litigation, is expensive and time consuming. BioMarin cannot predict the outcome of such litigation. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

BioMarin may also support and collaborate in research conducted by government organizations or by universities. BioMarin cannot guarantee that it will be able to acquire any exclusive rights to technology or products derived from such collaborations. If BioMarin does not obtain required licenses or rights, BioMarin could encounter delays in product development while we attempt to design around blocking patents or even be prohibited from developing, manufacturing or selling products requiring such licenses. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties.

Dependence on Corporate Partners and Collaborators

On September 4, 1998, BioMarin entered into an agreement with Genzyme to establish a joint venture dedicated to the worldwide development and commercialization of BM101 to treat MPS-I. Under the agreement, the joint venture is owned half by BioMarin and half by Genzyme. Under the joint venture agreement, Genzyme is responsible for obtaining foreign regulatory approval, handling sales and marketing of BM101 and obtaining reimbursement.

Furthermore, the joint venture is relying on Genzyme to provide its expertise and know-how that it has developed through the launch and sale of Ceredase/Cerezyme for Gaucher disease, a rare genetic disorder. BioMarin cannot guarantee that Genzyme will devote the resources necessary to successfully market BM101. In addition, either party may terminate the joint venture for any reason. If Genzyme were to terminate the joint venture, BioMarin would be required to undertake Genzyme's responsibilities. BioMarin has no experience in marketing, selling or obtaining reimbursement approval for any pharmaceutical products. In addition, BioMarin would be required to pursue foreign regulatory approvals. Termination of the joint venture could therefore result in significant delays in product launch in the United States, inability to obtain third party reimbursement and delays or failure to obtain foreign regulatory approval, any of which could adversely affect BioMarin's business and results of operations.

BioMarin's strategy for the research, development and commercialization of certain of its potential products includes the possibility that BioMarin will enter into various additional arrangements with corporate partners, licensors, licensees and others. If BioMarin develops products based on licensed technologies, BioMarin must pay royalties and make certain other payments. In addition, BioMarin plans to develop strategic relationships with corporate and academic partners to further the research, development and commercialization of drug candidates and proprietary technologies. As a result, BioMarin's success may also depend upon the success of these relationships, including BioMarin's partners' ability to fulfill their responsibilities. BioMarin cannot guarantee that it will be able to develop any of the collaborative relationships necessary to further BioMarin's business strategy. Even if BioMarin is able to develop these relationships, BioMarin cannot be certain that these relationships will result in the successful research, development and/or commercialization of any drug candidates or proprietary technologies. BioMarin also cannot guarantee that its partnerships will be exclusive. Partners may still be able to develop drug treatments and technologies, either independently or with others that compete with BioMarin's products.

Limited Drug Manufacturing Experience; Scale-Up Risk

BioMarin currently has a contract with Harbor-UCLA to manufacture BM101 in very limited quantities for use in preclinical studies and clinical trials. BioMarin has no experience manufacturing any of its drug candidates in volumes that will be necessary to support commercial sales. BioMarin is in the process of validating its first manufacturing facility for commercial production of BM101. BioMarin must develop additional manufacturing facilities and capabilities. In addition, the FDA must approve BioMarin's manufacture and any third party manufacture of its drug candidates in commercial quantities. BioMarin is in the process of moving its manufacturing of BM101 to a new facility. BioMarin is required by the FDA to demonstrate compliance with cGMP in its new facility. Because clinical supplies of BM101 were produced in a different facility, the FDA may require that BioMarin conduct additional clinical trials in order to demonstrate equivalence with the drugs used in BioMarin's clinical trial. The FDA will also inspect BioMarin's manufacturing facilities or those of its third party manufacturers prior to approval to determine compliance with cGMPs. Failure to comply with cGMPs could delay FDA approval and failure to maintain compliance after FDA approval could result in recalls of BioMarin's products or other enforcement actions by the FDA.

BioMarin is currently developing approximately 23,000 square feet of manufacturing facilities in its Novato location. However, BioMarin cannot guarantee that its manufacturing facilities under development will be sufficient for commercial manufacturing of BM101. BioMarin also cannot be certain that development of its manufacturing facilities will occur on schedule. Even if BioMarin can establish this capacity, BioMarin cannot be certain that manufacturing costs will be commercially reasonable.

Before BioMarin receives FDA approval to market any of its drug candidates, BioMarin will need to expend significant financial resources on process development, manufacturing scale-up and on development of manufacturing capacity to support commercial sales. Manufacturers often experience difficulties in scaling up production of new products, including problems regarding production yields, purity, quality control and assurance, shortages of qualified personnel and compliance with FDA regulations. If BioMarin were unable to establish and maintain commercial scale manufacturing capabilities, sales of BioMarin products would be adversely affected.

Limited Marketing and Sales Capability for Products

If BioMarin markets the drug candidates that it is developing, BioMarin will have to increase its marketing and sales capabilities and establish distribution channels. As discussed above, BioMarin has recently entered into a joint venture with Genzyme where Genzyme will be responsible for marketing and distributing BM101 if it receives FDA approval. BioMarin cannot guarantee that it will be able to establish sales and distribution capabilities or that BioMarin, the joint venture or any future collaborators will successfully sell any of its drug candidates.

To increase BioMarin's marketing and distribution for both its drug candidates and Glyko, Inc. products, BioMarin will have to increase its current sales force and/or enter into additional third party marketing and distribution agreements. BioMarin cannot guarantee that it will be able to hire the qualified sales and marketing personnel it will need in a timely manner, if at all. Nor can BioMarin guarantee that it will be able to enter into any marketing or distribution agreements on acceptable terms or when needed. If BioMarin cannot increase its marketing capabilities as BioMarin intends, either through increasing BioMarin's sales force or entering into agreements with third parties, sales of BioMarin's and Glyko, Inc.'s products may be adversely affected.

Management of Growth

BioMarin's management, administrative and operational resources have been growing at a rapid pace and BioMarin expects this growth to continue. BioMarin recently acquired Glyko, Inc. and entered into a joint venture with Genzyme. Accordingly, BioMarin expects to hire more personnel, expand its facilities and upgrade its information systems. Additionally, if the joint venture receives FDA approval for BM101, the joint venture will be required to devote the additional resources to support the commercialization of BM101.

To manage expansion effectively, BioMarin needs to continue to develop and improve its operational and financial systems, sales and marketing capabilities, and expand, train, retain, manage and motivate its employees. In addition, some of BioMarin's senior management have limited or no experience managing a public company. BioMarin cannot guarantee that its systems, procedures or controls will be adequate to support its operations or that its management will be able to exploit successfully future market opportunities or successfully manage its relationships with customers and other third parties. BioMarin cannot guarantee that it will continue to grow or, if BioMarin does, that it will effectively manage such growth. BioMarin's failure to manage growth would adversely effect its business and prospects.

Competition

BioMarin's Pharmaceutical segment has many existing and potential competitors, including large pharmaceutical companies and biotechnology companies. These competitors have several advantages over BioMarin, including:

     -   Greater financial resources

     - More extensive (and possibly better) research and development programs, including experience in obtaining regulatory approval

     -   Greater manufacturing and marketing resources and experience

Such competitors may succeed in developing, manufacturing and marketing products that are more effective and/or more cost effective than any of BioMarin's product candidates. They may also succeed in obtaining regulatory approvals for their products faster than we can obtain them, including obtaining orphan drug designation, or commercializing their products before we do. In addition, these companies will compete with BioMarin in attracting qualified personnel and in attracting parties for licenses, joint ventures or other collaborations. They will also compete with BioMarin in attracting academic research institutions as partners and in obtaining licensing of such institution's proprietary technology. Several biopharmaceutical companies have already established themselves in the field of enzyme therapeutics, including Genzyme, BioMarin's joint venture partner.

Another source of competition arises from universities and public and private research institutions in the biopharmaceutical and human health care field. While these organizations primarily have educational objectives, they may develop proprietary technology and acquire patents that BioMarin may need for the development of our products. BioMarin will attempt to obtain licenses for such proprietary technology, if available. BioMarin cannot guarantee it will be able to obtain these licenses on acceptable terms, if at all. BioMarin will also directly compete with a number of these organizations in the recruitment of personnel, especially scientists and technicians.

BioMarin believes that competition for its analytic and diagnostic products and services are established alternative technologies provided by other companies, and services provided by laboratory and testing services firms. For example, the FACE Imaging System competes with alternative carbohydrate analytical technologies, including capillary electrophoresis, high-pressure liquid chromatography, mass spectrometry and nuclear magnetic resonance spectrometry. These competitive technologies have established customer bases and are more widely used and accepted by scientific and technical personnel in part because they can be used for non-carbohydrate applications. Companies competing with BioMarin may have greater financial, manufacturing and marketing resources and experience.

BioMarin believes that the speed with which others can develop analytic and diagnostic products, complete clinical testing and regulatory approval processes and supply commercial quantities to the market will be important competitive factors. There can be no assurance that others will not independently develop similar products, duplicate BioMarin's products or design around its patents. In addition BioMarin may be required to obtain licenses to others' patents. No assurance can be given that such licenses can be obtained on acceptable terms. These factors could cause BioMarin. to encounter delays in product market introductions or adversely affect it's development or sale of products requiring licenses from third parties. BioMarin's products and technologies could be subject to claims of infringement by others. Patent conflicts and litigation can be expensive, and could have a material adverse effect on BioMarin's financial position and results of operations.

Substantial Capital Requirements

BioMarin expects to continue to spend substantial amounts for its operations for the foreseeable future. Activities which will require additional expenditures include: research and development programs, preclinical and clinical testing, regulatory processes, establishment of commercial scale manufacturing capabilities and expansion of sales and marketing activities. How much capital BioMarin may need will depend on many factors, including:

      - The progress, timing and scope of BioMarin's research and development programs

      - The progress, timing and scope of BioMarin's preclinical and clinical testing

      -    The time and cost involved in obtaining regulatory approvals

      - The cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights

      -    Installing, validating and scaling-up manufacturing capacity

      -    Competing technological and market developments

      - Changes and developments in BioMarin's existing collaborative, licensing and other commercial relationships

      - Any new collaborative, licensing and other commercial relationships arrangements that BioMarin may establish

Moreover, BioMarin's fixed expenses such as rent, license payments and other contractual commitments are substantial and are likely to increase in the future.

In the future, BioMarin may need to raise substantial additional capital to fund operations. BioMarin cannot be certain that any financing will be available when needed. Even if financing is available, the terms may not be attractive. If additional financing is raised by selling more stock, GBL's holdings will suffer further dilution. In addition, BioMarin may be required to grant superior rights to future stockholders. If BioMarin fails to raise additional financing as BioMarin needs it, BioMarin may have to slow or adversely change its plans for growth and its business and prospects may suffer.

Dependence on Qualified Personnel

BioMarin's future growth and success depend on its ability to hire, retain and train its employees. Because of the specialized scientific nature of BioMarin's business, BioMarin relies heavily on its ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of Grant
W. Denison, Jr., Chairman and Chief Executive Officer, John C. Klock, M.D., President and Secretary or Christopher M. Starr, Ph.D., Vice President for Research and Development would be detrimental to BioMarin. BioMarin does not maintain insurance on the lives of Mr. Denison or Dr. Starr.

The competition for qualified personnel in the biopharmaceutical field is intense. BioMarin cannot be certain that it can continue to attract and retain qualified personnel necessary for the development of its business. The loss of the services of existing personnel as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner would harm BioMarin's research and development programs and its business and prospects.

Product Liability

BioMarin develops drug treatments for use in humans. The nature of the business exposes BioMarin to potential product liability risks inherent in the testing, manufacturing and marketing of human drug treatments. BioMarin currently does not maintain insurance against product liability lawsuits. Although BioMarin intends to obtain product liability insurance, BioMarin cannot be certain that it will be able to obtain adequate insurance coverage. BioMarin cannot be certain that it can successfully defend any product liability lawsuit brought against BioMarin. Even if BioMarin is able to establish insurance coverage, the cost may be prohibitive. If BioMarin is the subject of a successful product liability claim which exceeds the limits of its insurance coverage, BioMarin may incur substantial liabilities which would adversely affect its business and prospects.

Year 2000-Related Problems

                  The following is intended to constitute "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure
Act of 1998.

GBL has conducted a review of potential year-2000 compliance issues. Since GBL no longer offers products and services for sale, GBL is focusing its inquiry on the impact of these issues on its internal administrative activities and on its professional service providers and other third parties. GBL does not currently anticipate that it will incur material expenditures in connection with any products or services it previously offered. GBL may incur some expense in connection with this review, thought it does not currently anticipate that these expenses will be material.

BioMarin is aware that, potentially, application and system programs may be unable to process correctly date information for dates after December 31, 1999. This year 2000 defect could cause the disruption or failure of computer systems. If present in BioMarin's analytic and diagnostic products, the defect could expose BioMarin to litigation or a significant decrease in sales of BioMarin's products. The year 2000 defect could affect both BioMarin's internal information technology systems and other functional systems that use embedded computer programs for control or other purposes. The defect could also affect the information technology and other functional systems of suppliers of products and services to BioMarin. The defect could affect the overall economy and have a significant impact on BioMarin.

BioMarin has formed a team to review and resolve those aspects of the year 2000 problem which are within its direct control and adjust to or influence those aspects which are not within its direct control. The team has reviewed its analytic and diagnostic products (including those under development) and determined that these products do not use date data and are year 2000 compliant. BioMarin's biopharmaceutical products do not have any year 2000 exposure. Based on representations from its vendors, the team has reviewed the year 2000 compliance status of its major internal information technology programs and systems used for administrative requirements and determined that such systems are year 2000 compliant. The team is in the process of reviewing other internal functional systems that may have a year 2000 defect within the embedded computer systems used for control. BioMarin believes that it can resolve its significant internal year 2000 compliance issues before the year 2000 with expenditures that are currently estimated not to be material. If BioMarin does not achieve on a timely basis year 2000 compliance for its internal systems, BioMarin's operations and business could be adversely affected.

With respect to suppliers, BioMarin does not currently process orders, payments and other business communications electronically from computer to computer. However, if BioMarin's suppliers and ultimate customers are not year 2000 compliant within their own systems, their disruptions could have significant direct or indirect impact on BioMarin's operations and business. Among many potential impacts, the following are representative of disruptions to which BioMarin might be subject:

     - Financial institutions may not be able to process checks, accept deposits, provide records, process wire transfers, provide stock ownership and transfer records and facilitate many other financial transactions and services.
     - Suppliers may not be able to process orders, manufacture products, deliver in accordance with production schedules, or in general provide the current level of timely products and services.
     - Voice and data communication systems used by BioMarin and its customers and suppliers might be disrupted.
     - Health care suppliers and third party payers may be unable to process patient records, add to or modify the content of their pharmacy authorizations, accept or make timely, accurate payments, and handle the many other data requirements of the modern health care system. The added costs for back-up systems, for temporary or emergency fixes and the ongoing requirements to handle critical functions on a timely basis combined with the resultant managerial distractions may delay the review and introduction of the new drugs and new therapeutic practices critical to BioMarin.

With regard to the impact on BioMarin's operations and business as a result of year 2000 compliance problems incurred by third parties as discuss above, BioMarin cannot reasonably assess the size, onset and duration of the overall impact.

Item 2.  Description of Property    None.

Item 3.  Legal Proceedings


In July 1998, the claim by Millipore Corp. relating to a facilities dispute and other matters was settled. For additional disclosure regarding this dispute with Millipore, see Part II, Item 1 of Form 10-QSB for the quarter ended March 31, 1998.

Item 4.  Submission of Matters to a Vote of Security-Holders    None.

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

As of November 1993, the Company's stock has been listed on the OTC Bulletin Board under the symbol "GLYK". The Company's Common Shares have been listed and traded on The Toronto Stock Exchange (TSE) since December, 1992 under the symbol "GBL." The following table sets forth the sales prices for the Common Shares for the periods noted, as reported by TSE. Prices are the closing price on the TSE during the periods indicated.

                                     Prices
                             (In Canadian Dollars)*
         Year              Period                     High             Low

         1997          First Quarter                  $0.70           $0.40
         1997          Second Quarter                 $0.96           $0.60
         1997          Third Quarter                  $1.05           $0.65
         1997          Fourth Quarter                 $1.40           $0.75
         1998          First Quarter                  $3.40           $1.20
         1998          Second Quarter                 $4.30           $2.60
         1998          Third Quarter                  $4.55           $3.05
         1998          Fourth Quarter                 $6.75           $3.35

*As of December 31, 1998, the Canadian dollar to U.S. dollar exchange rate was $0.6535.

Holders

As of February 28, 1999, there were 173 holders of record of 29,564,029 outstanding Common Shares of the Company. Additionally, on such date options to acquire 449,560 of Common Shares and warrants to acquire 4,330,734 Common Shares were outstanding.


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

Under the Canadian Tax Act and pursuant to the Convention, Canadian withholding tax will apply to dividends on Common Shares paid or deemed to be paid to a United States holder at the rate of 15 percent of the gross amount of such dividends. However, in the case of a United States holder that is a corporation which owns at least 10 percent of the voting stock of the company, the rate is reduced to five percent of the gross amount of such dividends.

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

Dividend Policy

No cash dividends were paid on any class of GBL securities in the last two years. The Company does not anticipate the payment of dividends in the foreseeable future. At present, the Company's policy is to retain earnings, if any, to finance the development of its business. The payment of dividends in the future will depend upon, among other factors, the Company's earnings, capital requirements and operating and financial condition.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations contains certain forward looking statements within the meaning of
Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements regarding the Company's ongoing liquidity as discussed in "Liquidity and Capital Resources." The Company's actual results could differ materially from the results anticipated in these forward-looking statements. Risks are identified in "Overview, " "Results of Operations," and "Liquidity and Capital Resources."

Overview

Glyko Biomedical Ltd. is a Canadian holding company that at December 31, 1998 owned 41.7% of the outstanding capital stock of BioMarin Pharmaceutical Inc. (BioMarin). As of October 7, 1998, BioMarin owns 100% of the capital stock of Glyko, Inc. Glyko, Inc. and BioMarin are operating companies based in California. On October 7, 1998, BioMarin acquired Glyko, Inc., in a transaction valued at $14,500,500. As consideration for the acquisition of all of the outstanding shares of Glyko, Inc., BioMarin issued 2,259,039 shares of common stock to the Company, assumed Glyko, Inc.'s employee stock options exercisable for 255,540 shares of BioMarin common stock, and paid $500 in cash. The following discussion and the accompanying consolidated financial statements include the accounts of Glyko Biomedical Ltd. and through October 7, 1998 Glyko, Inc., presented on a consolidated basis plus BioMarin presented on the equity method of accounting. Subsequent to October 7, 1998, the results of operations of Glyko, Inc. have been consolidated into the results of operations of BioMarin. Numerical references in the following discussion are rounded to the nearest thousand.

Since its inception in October 1990, Glyko, Inc. has engaged in research and development of new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. Glyko, Inc. developed a line of analytic instrumentation laboratory products that include an imaging system, analysis software and chemical analysis kits. Glyko, Inc., as a wholly owned subsidiary of BioMarin, continues to develop additional chemical kits for use with the imaging system, and is also developing a line of carbohydrate diagnostic products. BioMarin is engaged in the discovery, development and commercialization of carbohydrate enzyme therapeutics.

The Company's net loss for 1998 was $4,090,000. The primary components of this loss were the Company's share of the net loss of BioMarin accounted for under the equity method of accounting and the loss of Glyko, Inc. for the period from January 1, 1998 to October 7, 1998 (date of acquisition of Glyko, Inc. by BioMarin). The losses of Glyko, Inc. from October 8, 1998 to December 31, 1998 have been consolidated into BioMarin's loss for that period. GBL expects to continue to incur losses during 1999 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. The BioMarin losses do not have an impact on the cash position of GBL. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. While GBL is not obligated to provide this capital, in April, 1999, the Company entered into a convertible note arrangement with BioMarin in the amount of $4,300,000, as part of a $26,000,000 convertible note financing which was closed on April 13, 1999. BioMarin has an accumulated deficit of $15,076,419 at December 31, 1998 and is expected to incur significant losses during 1999 and beyond. Management of BioMarin believes that the convertible note financing will be sufficient to meet its minimum obligations through December 31, 1999. However, BioMarin will seek additional financing in the near term to fully execute its business strategies and meet its longer term obligations. Management of GBL does not believe that at December 31, 1998, there has been any impairment of its investment in BioMarin.

Results of Operations

The principal operations of GBL relate to the operations of Glyko, Inc. The year ended December 31, 1997, include the operations of Glyko, Inc. for the entire year. For the year ended December 31, 1998, the operations of Glyko are only included for the nine month and seven day period from January 1, 1998 through October 7, 1998. Glyko, Inc.'s operations from October 8, 1998 through December 31, 1998 are reflected in the accompanying financials statements through the Company's equity in the loss of BioMarin. Thus the comparisons below, as they relate to Glyko, Inc. are for twelve months of 1997 versus nine months seven days of 1998.

Revenues in 1998 were $1,160,000 and consisted of sales of products and services of $865,000 and other revenues representing development fees of $25,000 and grant revenues of $270,000. Sales of products and services consisted of sales of chemical analysis kits and imaging systems, and fees for custom analytic services. Revenues in 1997 were $2,037,000 and consisted of sales of products and services of $1,176,000 and other revenues representing technology, development and licensing fees of $704,000 and grant revenues of $157,000. The decline in product revenues in 1998 was due to a decrease in sales volume and due to the sale of Glyko, Inc. to BioMarin in October 1998. The decrease in other revenues was due to development, technology and licensing fees received in 1997 that did not recur in 1998.

Gross margin on sales of products and services was 67 percent in 1998 and 59 percent in 1997. The increase in gross margin in 1998 was due to a combination of decreased manufacturing overhead expenses and an increase in product prices that took effect in July 1997.

Research and development expenses in 1998 were $680,000 compared to $606,000 in 1997, an increase of $74,000. The increase in research and development expenses was mainly due to the increase in lab personnel and lab supplies purchased.

Selling, general and administrative expense was $690,000 in 1998, an increase of $127,000 from 1997 expense of $563,000. The increase is due to a reversal in 1997 of prior year's expenses accrued on GBL's statement of operations which reduced expenses in 1997 by $120,000 and a small increase in advertising and sales travel in 1998.

Equity in loss of BioMarin for 1998 was $3,803,000 compared to $2,452,000 for 1997, an increase of $1,351,000. The increase was due to the increased net loss of BioMarin partially offset by a decrease in GBL's percentage ownership of BioMarin.

Interest income earned in 1998 and 1997 of $28,000 and $13,000, respectively, reflected earnings on cash invested in short term interest bearing accounts. The increase in interest income in 1998 resulted from higher cash balances available for investment compared to 1997. Interest expense in 1998 and 1997 was immaterial.

Other operating expenses in 1998 of $(165,880) represents the gain on the settlement of a claim at an amount less than was provided for by the Company.

As a result of GBL's sale of Glyko, Inc. to BioMarin, GBL anticipates having no revenues and substantially lower expenses in 1999.

Liquidity and Capital Resources

The Company's cash position increased by $2,040,000 in 1998 to $2,568,000. Net cash proceeds of $2,330,000 relating to the issuance of common stock from the exercise of stock options and warrants and a private placement financing relating to a technology and licensing fee agreement and $945,000 from the settlement of intercompany receivables was partially offset by the investment in BioMarin of $1,000,000 and net cash used in operating activities of $236,000.

Since its inception, the Company has incurred a cumulative deficit of $19,080,000 and GBL expects to continue to incur losses during 1999 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has limited operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investments in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations. While GBL is not obligated to provide this capital, in April, 1999, the Company entered into a convertible note arrangement with BioMarin in the amount of $4,300,000, as part of a $26,000,000 convertible note financing which was closed on April 13, 1999.

BioMarin has an accumulated deficit of $15,076,419 at December 31, 1998 and is expected to incur significant losses during 1999 and beyond. Management of BioMarin believes that the convertible note financing will be sufficient to meet its minimum obligations through December 31, 1999. However, BioMarin will seek additional financing in the near term to fully execute its business strategies and meet its longer term obligations. Management of GBL does not believe that at December 31, 1998, there has been any impairment of its investment in BioMarin. See "Risk Factors - Dependence on Investment in BioMarin," "-History of Operating Losses - Uncertainty of Future Profitability."

Item 7.  Financial Statements
The information required to be filed in this item appears on pages F.2 to F.35 and is incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

The directors and executive officers of the company are as follows:

                                                                    Year Joined
         Name                     Age         Position                 Company


  R. William Anderson(1)(2)       57    Director                         1990
  Brian K. Brandley, Ph.D.        42    Managing Director                1998
  John H. Craig                   51    Secretary and Director           1992
  John S. Glass                   62    Director                         1994
  John C. Klock, M.D. (1)         54    President, Chief Executive
                                         Officer and Director            1990
  Gwynn R. Williams(1)(2)         65    Director                         1990
  Mark I. Young                   43    Assistant Secretary and Director 1997

(1)      Member of Audit Committee
(2)      Member of Compensation Committee

All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the officers and directors of the Company.

Mr. R. William Anderson has served as a Director since 1992. Mr. Anderson has served as Chief Financial Officer and Vice President, Finance and Administration of BioMarin since June 1998. Mr. Anderson served as the Vice President, Finance and Chief Financial Officer at Fusion Medical Technologies, Inc., a biotechnology company in drug delivery systems,from 1997 to 1998, as the Vice President, Finance and Chief Financial Officer at Fidus Medical Technology, Inc., a medical technology company in cardiac arrhythmias, from 1996 to 1997, as a Director of Recombinant Capital, a consulting firm, from 1994 to 1996, and as the Vice President, Finance and Chief Financial Officer of Glycomed Incorporated, a biotechnology company, from 1989 to 1994. Previously, Mr. Anderson was the Chief Financial Officer at Chiron Corporation, a biotechnology company and a Controller and Director of Financial Planning and Analysis at Syntex Laboratories, a pharmaceutical company. Mr. Anderson received a B.S. in Engineering from the United States Military Academy, an M.S. in Administration from George Washington University and an M.B.A. from the Harvard Graduate School of Business Administration.

Brian K. Brandley, Ph.D. has served as the Managing Director of the Company since April 1998. Dr. Brandley was an Assistant Professor at Rush University from 1995 to 1998, and was the Senior Scientist, Head of Cell Biology at Glycomed Incorporated from 1988 to 1995. In 1978, Dr. Brandley received a B.S. in Biology from the University of Miami. In 1979, Dr. Brandley received an M.S. in Biology from the University of Miami. In 1982, Dr. Brandley received a Ph.D.in Biology from the University of Sydney,Australia.

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

Dr. John C. Klock has served as a director, President and Chief Executive Officer of the Company since December 1992 and has served as Chief Accounting Officer since October 1996. Dr. Klock is a founder and has served as the President of Glyko, Inc. from 1989 to present. Dr. Klock was a founder of Glycomed Incorporated at which he served as Vice President, Medical Affairs from 1987 to 1990. Dr. Klock was a scientific director at the Institute of Cancer Research at California Pacific Medical Center from 1981 to 1987. Dr. Klock was formerly an academic physician and carbohydrate researcher at the University of California at San Francisco from 1982 to 1986, a researcher at Murex Corporation from 1984 to 1985. Dr. Klock received a B.S. in Zoology from Louisiana State University, Baton Rouge and received an M.D. from Tulane University.

Mr. Gwynn R. Williams has served as a director since December 1992 and is a founder of Glyko, Inc.(established in 1990). In 1984, Mr. Williams founded AstroMed Limited and Astroscan Limited, UK manufacturers of scientific equipment, which entities have since merged into Life Science Resources Ltd. Mr. Williams was a partner in Arthur Andersen & Co. from 1971 to 1982. Previously, Mr. Williams was a mathematician with General Motors Research from 1961 to 1970, and with British Steel from 1958 to 1960. Mr. Williams also served as a director of Life Science Resources, Ltd. from June 1986 to August 1998. Mr. Williams received a B.S. in Theoretical Physics from the University of Wales in 1955.

Mr. Mark I. Young has served a Director of the Corporation since March 1997 and has been the Assistant Secretary of the Corporation since 1992. Mr. Young is a solicitor and partner with Cassels Brock and Blackwell practicing in the areas of corporate commercial and securities law. Mr. Young is an officer or director of a number of public companies listed on The Toronto Stock Exchange.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, during the fiscal year ended December 31, 1998, all officers, directors, and ten percent stockholders complied with all Section 16(a) filing requirements except that the Forms 5 for all officers, directors, and 10 percent stockholders were filed late.

Item 10.  Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table contains information about the compensation paid to, or earned by, those who were, at December 31, 1998, the President, Chief Executive Officer and Chief Financial Officer of the Company and the Managing Director of the Company, being the only executive officers of the Company (collectively, the "Named Executive Officers"). Specific aspects of their compensation are dealt with in further detail in subsequent tables.

Glyko Biomedical Ltd.:

============================ =======   ======================================== ==================

Name and Principal Position                                                         Long-term
                             Year               Annual Compensation               Compensation
                                      ----------- ---------- ------------------ ==================


                                                                                Securities Under
                                                               Other Annual      Options Granted
                                        Salary      Bonus      Compensation            (#)
                                       (U.S.$)     (U.S.$)        (U.S.$)
============================ -------- ----------- ---------- ------------------ ==================
John C. Klock
President, Chief Executive
Officer,
Chief Financial Officer,
and Director
                             1998         18,750     --             --                  11,290(2)
                             1997         97,226     --             --                  64,740(2)
                             1996        187,297     --             --                  75,876(2)

============================ -------- ----------- ---------- ------------------ ------------------
Brian Brandley(1)
Managing Director            1998        101,602     --             --                 150,000(2)

============================ ======== =========== ========== ================== ==================

(1)  On  April 1,  1998,  Brian  Brandley,  Ph.D.  was  appointed  as
     Managing Director of the Company and Christopher M. Starr, Ph.D. resigned as Vice President of Research and Development.
(2) Options were assumed by BioMarin as part of the sale of Glyko, Inc. on October 7, 1998. See "Interest of Insiders in Material Transactions."

BioMarin Pharmaceutical Inc.(1):

============================ ======== ========================================= ==================

Name and Principal Position                                                         Long-term
                             Year               Annual Compensation               Compensation
                                      ----------- ------------ ---------------- ==================



                                                                Other Annual    Securities Under
                                                                Compensation     Options Granted
                                        Salary       Bonus         (U.S.$)             (#)
                                       (U.S.$)      (U.S.$)
============================ -------- ----------- ------------ ---------------- ==================

John C. Klock                1998        222,450   87,500(2)         --              300,000
President  and Director      1997        146,914      --             --                --
============================ -------- ----------- ------------ ---------------- ------------------

R. William Anderson          1998         90,484      --             --              200,000
Vice-President, Finance
and Administration and
Chief Financial Officer

============================ ======== =========== ============ ================ ==================

(1) The Company owns 41.7% of BioMarin. Certain officers and directors of the Company are also officers and directors of BioMarin.
(2) Includes amounts paid in 1999 for 1998.


Option Grants in 1998

Pursuant to the Company's stock option plan (the "Plan"), options under the Plan may be granted for any term up to ten years, are non-assignable, and are subject to earlier termination upon the termination of an optionee's employment for any cause including retirement, permanent disability but not death. In the event of death of an optionee, his estate may be entitled for a period of six months thereafter to exercise any option which a deceased optionee would have been entitled to exercise if then alive but in any event not after the date of expiration of the option. No individual may hold options to purchase more than 5% of the total number of the Company's Common Shares outstanding from time to time.


                          Number of       % of Total
                          Securities      Options Granted
                      Underlying Options  to Employees in
Name                      Granted(1)      Financial Year      Exercise Price
                                                             (Cdn.$/Security)   Expiration Date

------------------------- -------------- ------------------- ------------------ -------------------

John C.  Klock              11,290(2)            5%                $1.25            31-DEC-02

------------------------- -------------- ------------------- ------------------ -------------------

Brian Brandley             150,000(2)           64%                $3.45            31-MAR-03

------------------------- -------------- ------------------- ------------------ -------------------

(1)      Securities Under Options Granted refers to Common Shares.
(2) Options granted in 1998 were assumed by BioMarin as part of the Glyko, Inc. sale on October 7, 1998.

       Aggregate Option Exercises and Fiscal Year End Option Value Table

============================ ============= ============== =================================== ====================================


                                                                 Number of Securities
                                                                      Underlying                     Value of Unexercised
                                                                Unexercised Options at              in-the-money Options at
                                                                  December 31, 1998                  December 31, 1998(1)

                                                          --------------- ------------------- ------------------ ------------------



                                Shares
                               Acquired        Value
                             on Exercise     Realized                                            Exercisable     Unexercisable
           Name                               (Cdn.$)      Exercisable      Unexercisable          (Cdn.$)           (Cdn.$)
---------------------------- ------------- -------------- --------------- ------------------- ------------------ ------------------
R. William Anderson                20,000        $48,000          90,520          --                   $535,340         --
---------------------------- ------------- -------------- --------------- ------------------- ------------------ ------------------
Brian Brandley (2)                --            --                28,125        121,875                 $92,812      $495,000
---------------------------- ------------- -------------- --------------- ------------------- ------------------ ------------------
John H. Craig                      20,000        $48,000          90,520          --                   $535,340         --
---------------------------- ------------- -------------- --------------- ------------------- ------------------ ------------------
John S. Glass                      20,000        $20,000          87,000          --                   $515,100         --
---------------------------- ------------- -------------- --------------- ------------------- ------------------ ------------------
John C. Klock(2) (3)              534,672     $1,106,167         140,616          --                   $923,646         --
---------------------------- ------------- -------------- --------------- ------------------- ------------------ ------------------
Gwynn R. Williams                  20,000        $48,000          90,520          --                   $535,340         --
---------------------------- ------------- -------------- --------------- ------------------- ------------------ ------------------
Mark I. Young                     --            --                39,000          --                   $228,300         --
============================ ============= ============== =============== =================== =================== =================

(1) Based on the closing price of Common Shares on the Toronto Stock Exchange on December 31, 1998 of $6.75.
(2) As part of the sale of Glyko, Inc. on October 7, 1998, these options have now been converted into options to purchase shares of BioMarin.
(3)  These Common Shares acquired were purchased by a loan from the Company.
       See  "Indebtedness of Directors, Executive Officers And Senior Officers."

Compensation Of  Directors

On January 22, 1998, each non-executive director of the Company was granted an option to purchase 16,000 Common Shares at an exercise price of Cdn.$1.25 (which options expire on December 31, 2002) in lieu of monetary compensation for services rendered in their capacity as directors.

Employment Agreement

Dr. Klock's Glyko, Inc. employment agreement has been replaced by an employment agreement with BioMarin whereby, Dr. Klock is to devote 100% of his time to BioMarin.

Stock Option Plan

The Company has a stock option plan (the "Plan") under which options to purchase Common Shares may be granted by the board of directors of the Company to directors, officers, consultants and key employees of the Company. Options granted under the Plan may either be "incentive stock options" under Section 422 of the United States Internal Revenue Code, or non-statutory options. The Plan is administered by the board of directors of Glyko. Options granted under the Plan will have an exercise price which will not be less than the market price, less any permissible discounts, of the Common Shares on the date prior to the date of grant, which market price is deemed to be the closing sales price, or the closing bid price if no sales were reported, of the Common Shares on any established stock exchange or national market system upon which the Common Shares are listed, including The Toronto Stock Exchange, or, if listed upon more than one exchange or system, the exchange or system with the greatest volume of trading in Common Shares on the date prior to the date of grant, or, if there is no established market for the Common Shares, the fair market value of the Common Shares as determined by the board of directors. Options will be exercisable over a number of years specified at the time of the grant which cannot exceed ten years. The aggregate number of Common Shares subject to options granted under the Plan cannot exceed three million Common Shares and no one optionee is entitled to hold options exceeding five percent of the Common Shares outstanding at the time of the grant. Also, the maximum number of shares which may be reserved for issuance to insiders under the Plan shall not exceed 10 percent of common shares outstanding at the time of the grant.

Incentive stock options granted under the Plan terminate within 90 days of the termination of an optionee's employment. Non-statutory options granted under the Plan terminate within a period of time following the termination of the optionee's employment, consulting or officer or director relationship which is determined by the board of directors. Options also terminate within 12 months of the death or total and permanent disability of the optionee. Options granted under the Plan are not transferable. As of February 28, 1999 449,560 options (net of exercised options) had been approved by the board of directors.

Options will only be granted in compliance with applicable securities legislation, and the Plan will be operated in conformity with the requirements of any stock exchange upon which the Common Shares of the Company may become listed.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table lists certain information regarding beneficial ownership of the Glyko's Common Shares as of February 28, 1999, by (i) those persons who own more than 5 percent of the Company's common stock, (ii) the Company's Chief Executive Officer, (iii) each of the Company's directors, and (iv) the total amount of Common Shares held by the Company's officers and directors as a group.

------------------------------ ---------------------------------- ---------------------- =======================

                                Name and Address of Beneficial    Number of Shares Held     Percent of Class
       Title of Class                        Owner

------------------------------ ---------------------------------- ---------------------- =======================
Common Shares                  New York Life Insurance Company             4,185,000(1)          13.6%
                               51 Madison Avenue
                               New York, NY 10010

------------------------------ ---------------------------------- ---------------------- =======================

Common Shares                  LaMont Asset Management                     3,759,069(2)          12.7%
                               Baarerstrasse 10
                               P.O. box 4639
                               6304 Zug, Switzerland


------------------------------ ---------------------------------- ---------------------- =======================
Common Shares                  Gwynn R. Williams                          3,485,188 (3)          11.6%
                               c/o Life Science Research Ltd.
                               3rd Floor Salisbury House
                               15 Victoria Street
                               Douglas, Isle of Man
                               British Isles, UK


------------------------------ ---------------------------------- ---------------------- =======================
Common Shares                  Trianon Opus One Inc.                          1,764,000           6.0%
                               Julius Baer Securities Inc.
                               330 Madison Avenue
                               New York, NY  10017


------------------------------ ---------------------------------- ---------------------- =======================
Common Shares                  John C. Klock                                 627,817(4)           2.1%
                               c/o  BioMarin Pharmaceutical
                               371 Bel Marin Keys Blvd. #210
                               Novato, CA  94949


------------------------------ ---------------------------------- ---------------------- =======================
Common Shares                  John H. Craig                                 113,521(5)            *
                               c/o Cassels Brock & Blackwell,
                               Scotia Plaza, Suite 2100,
                               40 King Street West
                               Toronto, ON  M5H 3C2


------------------------------ ---------------------------------- ---------------------- =======================
Common Shares                  R. William Anderson                           92,520 (6)            *
                               c/o  BioMarin Pharmaceutical
                               371 Bel Marin Keys Blvd. #210
                               Novato, CA  94949
------------------------------ ---------------------------------- ---------------------- =======================


------------------------------ ---------------------------------- ---------------------- =======================


                                Name and Address of Beneficial    Number of Shares Held     Percent of Class
       Title of Class                        Owner

------------------------------ ---------------------------------- ---------------------- =======================



------------------------------ ---------------------------------- ---------------------- =======================
Common Shares                  John S. Glass                                109,000 (7)            *
                               Milkhaus Laboratory, Inc.
                               48 Main Street
                               Boxford, MA  01921


------------------------------ ---------------------------------- ---------------------- =======================
Common Shares                  Mark I. Young                                  42,000(8)            *
                               c/o Cassels Brock & Blackwell,
                               Scotia Plaza, Suite 2100, 40
                               King Street West,
                               Toronto, ON  M5H 3C2


------------------------------ ---------------------------------- ---------------------- =======================
Common Shares                  All Officers and Directors                  4,470,046(9)          14.8%

------------------------------ ---------------------------------- ---------------------- =======================

* Less than 1%

(1) Includes 1,311,562 Common Shares issuable upon exercise of common share purchase warrants.
(2) Includes 20,000 Common Shares issuable upon exercise of common share purchase warrants.
(3) Includes 92,520 Common Shares issuable upon exercise of options within 60 days of February 28, 1999 and 312,568 Common Shares issuable upon exercise of common share purchase warrants.
(4) Includes 2,000 Common Shares issuable upon exercise of options within 60 days of February 28, 1999.
(5) Includes 41,000 Common Shares issuable upon exercise of options within 60 days of February 28, 1999.
(6) Includes 92,520 Common Shares issuable upon exercise of options within 60 days of February 28, 1999.
(7) Includes 41,000 Common Shares issuable upon exercise of options within 60 days of February 28, 1999.
(8) Includes 41,000 Common Shares issuable upon exercise of options within 60 days of February 28, 1999 (9) Includes 337,560 Common Shares issuable upon exercise of options within 60 days of February 28, 1999 and 312,568 Common Shares issuable upon exercise of common share purchase warrants.


Item 12.  Certain Relationships and Related Transactions

On March 21, 1997, the Company closed a Cdn.$2.0 million financing (the Q197 Financing) to fund the start-up of BioMarin Pharmaceutical, Inc. which was formed to develop the Company's pharmaceutical products. As a result of this financing, the Company issued 4.0 million units at Cdn.$0.50 per unit, each unit consisting of one common share and one common share purchase warrant. Each warrant can be exercised for one share of common stock at Cdn.$1.00 per share, expiring on March 21, 1999. An additional 280,000 units and 280,000 warrants together valued at approximately $161,000 were distributed to the brokers in exchange for services rendered in connection with the Q197 Financing. The Company utilized the Black-Scholes model to value all the warrants issued in the Q197 Financing at approximately $496,000. As a result of additional funds raised by BioMarin during 1997 and 1998 (see Footnote 6 to Glyko Biomedical, Ltd. Financial Statements), the Company's ownership in BioMarin was reduced to 41.7% of BioMarin's outstanding common stock at December 31, 1998.

BioMarin and the Company entered into a License Agreement dated June 26, 1997, pursuant to which the Company granted BioMarin an exclusive, worldwide, perpetual, irrevocable, royalty-free right and license to all current and future worldwide patents, trade secrets, copyrights and other proprietary rights to all know-how, processes, formulae, concepts, data and other such intellectual property, whether patented or not, owned or licensed by the Company. and its subsidiaries as of the date of the License Agreement. Under the same License Agreement, BioMarin granted the Company. a cross-license, similar in scope, to all improvements BioMarin may make upon the licensed intellectual property. As consideration for this license, BioMarin issued the Company 7,000,000 shares of BioMarin common stock.

In June 1997, the Company granted options to purchase 23,000 shares of the Company's common stock to Mr. Anderson, Mr. Craig, Mr. Glass,
Mr. Williams and Mr. Young for their services as directors, granted options to purchase 64,740 shares of the Company's common stock to Dr. John Klock as an incentive bonus and granted options to purchase 40,350 shares of the Company's common stock to Dr. Starr as an incentive bonus. Each option was exercisable at Cdn.$0.65 per share.

In January 1998, the Company granted options to purchase 16,000 shares of the Company's common stock to Mr. Anderson, Mr. Craig, Mr. Glass,
Mr. Williams and Mr. Young for their services as directors, granted options to purchase 11,290 shares of the Company's common stock to Dr. John Klock as an incentive bonus and granted options to purchase 6,920 shares of the Company's Common Stock to Dr. Chris Starr as an incentive bonus. Each option was exercisable at Cdn.$1.25 per share.

In May 1998, the Company granted options to purchase 150,000 shares of the Company's common stock at an exercise price of Cdn.$3.45 per share to Dr. Brian Brandley as consideration for his acceptance of his employment with Glyko, Inc.

As previously discussed, BioMarin assumed Glyko, Inc.'s employee stock options (previously exercisable for shares of GBL stock) exercisable for 255,540 shares of BioMarin common stock as part of the sale of Glyko, Inc. to BioMarin.

Prior to the sale of Glyko, Inc. to BioMarin, the Company subleased office and lab space, certain administrative and research and development functions to BioMarin. BioMarin reimburses the Company for rent, salaries and related benefits and other administrative costs and the Company reimburses BioMarin for salaries and related benefits. BioMarin reimbursed the Company a net $183,000 in 1998 and a net $241,000 in 1997. Subsequent to the sale of Glyko, Inc., BioMarin moved its corporate headquarters and laboratory to other buildings in Novato and no longer subleases from the Company. The Company also provided analytical services and products to BioMarin at a 27% discount in 1998 and 1997. Total receipts to the Company from sales to BioMarin totaled $113,000 in 1998 and $39,000 in 1997. Glyko, Inc. continues to reimburse BioMarin for salaries and other shares expenses and continues to provide analytical services and products to BioMarin.

On October 7, 1998, GBL sold 100% of the outstanding capital stock of Glyko, Inc. to BioMarin. As consideration for such sale, BioMarin issued 2,259,039 shares of common stock of BioMarin to GBL, agreed to assume options to purchase up to 585,969 shares of the GBL's common stock which options were previously issued to employees of Glyko, Inc. (such "assumption" meaning the agreement by each optionee to accept share of BioMarin common stock upon exercise of such options in lieu of the Company's Common Shares) and paid GBL $500 in cash. The shares of BioMarin common stock were valued at $6.00 per share, yielding a total value of $13,554,234, and the options assumed were valued using the Black-Scholes pricing model at $945,766, which, when combined with the $500 in cash, resulted in total consideration of $14,500,500.

Dr. John Klock, the President and a director of the Company, is also the President and a director of BioMarin. In June 1997, Dr. Klock was sold 800,000 shares of BioMarin's common stock for a purchase price of $800,000, paid for with a full recourse note, secured by the underlying stock, due on July 31, 2000. Mr. Gwynn Williams, who is a director of the Company and also a major stockholder of GBL, is also a director of BioMarin, and in such capacity was previously granted an option to purchase 20,000 shares of BioMarin's common stock at an exercise price of $1.00 per share. Mr. Raymond W. Anderson, a director of the Company, is also an officer of BioMarin and on June 22, 1998, was granted an option to purchase 200,000 shares of BioMarin's common stock at an exercise price of $4.00 per share.

In November 1998, GBL loaned $712,261 to Dr. John Klock to exercise expiring stock options. The loan is secured by the underlying stock and is with full recourse

In January 1999, the Company granted options to purchase 4,000 shares of the Company's Common Stock to Mr. Anderson, Mr. Craig, Mr. Glass,
Dr. Klock, Mr. Williams and Mr. Young for their services as directors at an exercise price of Cdn.$6.00 per share.

Item 13.  Exhibits, List and Reports on Form 8-K

(a) Documents are filed as exhibits to this report as enumerated in the Index to Exhibits hereto, Part III Item I.

(b)      Reports on Form 8-K

   No reports were filed on Form 8-K during the quarter ended December 31, 1998.

                                    Part III

Item 1.           Index to Exhibits


     Exhibit                             Description
     Number
      2.1 Share Exchange Agreement between Glyko Biomedical, Ltd. and BioMarin Pharmaceutical Inc. dated September 15, 1998.
      3.1     Registrant's  Articles of Incorporation and Bylaws (filed as exhibit 3.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
      3.2 Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc.(filed as exhibit 3.1 to Form 10-QSB dated September 30, 1997, and incorporated herein by reference).
      3.3 Bylaws of BioMarin Pharmaceutical, inc. (filed as exhibit 3.2 to Form 10-QSB dated September 30, 1997, and incorporated herein by reference).
      4.1     Registrant's  Articles  of  Incorporation  and  Bylaws  (filed  as exhibit 3.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
     10.1 License Agreement between Registrant, and Astroscan, Ltd. and Astromed, Ltd. (filed as exhibit 10.4 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
     10.2 License Agreement between Registrant and Glycomed Incorporated (filed as exhibit 10.5 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
     10.3 Glyko Biomedical Share Option Plan - 1994 (filed as exhibit 10.1 to Form 10-QSB dated June 30, 1994 and incorporated herein by reference).
     10.4 Development and Supply Agreement between Registrant and Bio-Rad Laboratories, Inc., dated February 16, 1995 (filed as exhibit 10.1 to Form 10-KSB dated March 31, 1996 and incorporated herein by reference).
     10.5     International Distribution Agreement between Registrant and
              Toyobo Co., Ltd. and MC Medical. Inc. dated September 12, 1995 (filed as exhibit 10.2 to Form 10-KSB dated March 31, 1996 and incorporated herein by reference).
     10.6 Commercial Lease between Registrant and Douglas R. Kaye dated December 23, 1996 (filed as exhibit 10.1 to Form 10-KSB/A date December 31, 1996 and incorporated herein by reference.)
     10.7 Toyobo Distribution Agreement (confidential portions of exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission). Filed as exhibit 10.1 to Form 10-QSB dated March 31, 1997, and incorporated herein by reference.
     10.8 First Amendment to Bio-Rad Laboratories, Inc. Agreement (confidential portions of exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission). Filed as exhibit 10.1 to Form 10-QSB dated June 30, 1997, and incorporated herein by reference.
     10.9 License Agreement between Glyko Biomedical Ltd. and BioMarin Pharmaceutical, Inc. (filed as Exhibit 10 to Form 10-QSB dated September 30, 1997, and incorporated herein by reference.)
     22.1 Notice of Annual Meeting of Shareholders, 1997 Annual Information Circular, Form of Proxy and Policy 41 Form. Filed as Definitive 14A documents on May 18, 1998, and incorporated herein by reference.
     22.2 Notice of Special Meeting of Shareholders, 1998 Annual Information Circular and Form of Proxy. Filed as Definitive 14A documents on February 4, 1999, and incorporated herein by reference.
     27.1 Financial Data Schedule (see Financial Data Schedule hereto attached at page 66)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GLYKO BIOMEDICAL LTD.

Dated:  April 15, 1999                    By:  \s\ John C. Klock, M.D.
----------------------------              ------------------------------
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

            Signature                       Title                     Date

\s\ John C. Klock, M.D.                                          April 15, 1999
-----------------------------------                             ----------------
John C. Klock, M.D.                 President, Chief Executive
                                     Officer, Director
                                     and Chief Accounting Officer
\s\ Brian K. Brandley                                            April 15, 1999
-----------------------------------                             ----------------
Brian K. Brandley, Ph.D.            Managing Director

\s\ R. William Anderson                                          April 15, 1999
-----------------------------------                             ----------------
R. William Anderson                 Director

\s\ John S. Craig                                                April 15, 1999
-----------------------------------                              ---------------
John H. Craig                       Secretary and Director

\s\ John S. Glass                                                April 15, 1999
-----------------------------------                              ---------------
John S. Glass                       Director

\s\ Gwynn R. Williams                                            April 15, 1999
-----------------------------------                              ---------------
Gwynn R. Williams                   Director

\s\ Mark I. Young                                                April 15, 1999
-----------------------------------                              ---------------
Mark I Young                        Assistant Secretary
                                       and Director

                          Index to Financial Statements


Glyko Biomedical Ltd.'s Consolidated Financial Statements
Report of ndependent Public Accountants                           F.2
Consolidated Balance Sheets at December 31, 1998 and 1997         F.3
Consolidated Statements of Operations for the years ended
December 31, 1998 and 1997                                        F.4
Consolidated Statements of Stockholders' Equity (Deficit)
for the years ended December 31, 1998 and 1997                    F.5
Consolidated Statements of Cash Flows
for the years ended December 31, 1998 and 1997                    F.6
Notes to Consolidated Financial Statements                        F.7 to F.13

BioMarin  Pharmaceutical, Inc.'s Consolidated Financial Statements
Report ofIndependent Public Accountants                           F.14
Consolidated  Balance Sheets at December 31, 1998 and
December 31, 1997 F.15  Consolidated  Statements of Operations
for the year ended December 31, 1998 and the periods
from March 21, 1997  (inception) to December 31, 1998 and 1997    F.16
Consolidated  Statements of Stockholders' Equity
for the year  ended  December  31,  1998 and the  periods
from  March 21,  1997 (inception) to December 31, 1998 and 1997   F.17
Consolidated  Statements of Cash Flows for the year ended
December  31, 1998 and the periods from March 21, 1997
(inception) to December 31, 1998 and 1997                         F.19
Notes to  Consolidated  Financial Statements                      F.20 to F.34


                                      F.1

                    Report of Independent Public Accountants



       To the Stockholders of Glyko Biomedical Ltd.:



       We have audited the accompanying consolidated balance sheets of Glyko Biomedical Ltd. and subsidiaries (the Company) as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glyko Biomedical Ltd. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                             \s\ Arthur Andersen LLP

       San Francisco, California                    Arthur Andersen LLP
       February 17 , 1999
       (Except for the matter discussed in the
       fourth paragraph of Note 1, for which
        the date is April 13, 1999)

                                      F.2

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                             GLYKO BIOMEDICAL, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                (In U.S. dollars)

                                                                                             December 31,
                                                                   -----------------------------------------------------

                                                                            1998                          1997
                                                                   ------------------------      -----------------------
Assets
Current assets:
    Cash and cash equivalents                                                  $ 2,567,824                 $    528,280
    Trade receivables                                                                    -                      141,743
    Inventories                                                                          -                       95,210
    Note receivable                                                                100,000                            -
    Other current assets                                                             9,710                       15,179
                                                                   ------------------------      -----------------------
       Total current assets                                                      2,677,534                      780,412
Investment in BioMarin Pharmaceutical Inc.                                       7,674,729                    3,025,990
Property, plant and equipment, net                                                       -                      118,910
Note receivable from stockholder                                                   712,261                            -
Other assets                                                                             -                        2,206
                                                                   ------------------------      -----------------------
       Total assets                                                           $ 11,064,524                  $ 3,927,518
                                                                   ========================      =======================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                          $          -                     $ 38,916
    Accrued liabilities                                                            411,109                      393,408
    Deferred rent and related costs                                                      -                      365,880
                                                                   ------------------------      -----------------------
       Total current liabilities                                                   411,109                      798,204

Stockholders' equity:
    Common stock,  no par value,  unlimited  shares  authorized,  28,020,234 and
       21,573,044 shares issued and outstanding at December 31, 1998
       and December 31, 1997, respectively                                      17,963,167                   13,154,224
    Additional paid in capital                                                  11,222,691                    4,068,564
    Common stock warrants and options                                              547,285                      929,585
    Deferred compensation                                                                -                      (33,364)
    Accumulated deficit                                                        (19,079,728)                 (14,989,695)
                                                                   ------------------------      -----------------------
       Total stockholders' equity                                               10,653,415                    3,129,314
                                                                   ------------------------      -----------------------
       Total liabilities and stockholders' equity                             $ 11,064,524                  $ 3,927,518
                                                                   ========================      =======================



        The accompanying notes are an integral part of these statements.

                                      F.3

                                         GLYKO BIOMEDICAL, LTD.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                           ( in U.S. dollars)



                                                                           Year Ended December 31,
                                                                -----------------------------------------
                                                                       1998                  1997
                                                                -------------------   -------------------
      Sales of products and services                                     $ 865,164           $ 1,175,699
      Other revenues                                                       294,752               860,935
                                                                -------------------   -------------------
        Total revenues:                                                  1,159,916             2,036,634

Expenses:
      Cost of products and services                                        284,860               482,770
      Research and development                                             679,783               605,803
      Selling, general and administrative                                  689,617               562,888
      Other                                                               (165,880)                    -
                                                                -------------------   -------------------
        Total expenses:                                                  1,488,380             1,651,461
                                                                -------------------   -------------------
Income (loss) from operations                                             (328,464)              385,173
Equity in loss of BioMarin Pharmaceutical Inc.                          (3,803,058)           (2,452,422)
Interest income                                                             42,822                12,610
Other loss                                                                  (1,333)               (1,219)
                                                                -------------------   -------------------
Net loss                                                              $ (4,090,033)         $ (2,055,858)
                                                                ===================   ===================


Net loss per common share, basic and diluted                               $ (0.17)              $ (0.10)
                                                                ===================   ===================

Weighted average number of shares
      used in computing per share amounts                               23,873,798            20,536,058
                                                                ===================   ===================

        The accompanying notes are an integral part of these statements.

                                      F.4

                             GLYKO BIOMEDICAL, LTD.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (In U.S. dollars)



                                       Common Stock                           Common
                                ----------------------------    Additional    Stock       Deferred     Accumulated
                                    Shares        Amount     Paid In Capital Warrants    Compensation    Deficit        Total
                                ------------- ------------- ---------------- ---------- -------------- ------------- -------------

Balance at December 31, 1995      14,567,944  $ 11,304,356        $ -         $ 278,085      $ -       $ (11,357,978)  $   224,463

Net loss for the year                      -             -          -             -            -          (1,575,859)   (1,575,859)

Exercise of stock options                100            48          -             -            -                   -            48

Issuance of common stock
and warrants in a private
placement financing, net
of issuance costs of $152,156      2,675,000       898,661          -           155,812        -                   -     1,054,473

                                ------------- ------------- ----------------- ---------- ------------- ------------- -------------
Balance at December 31, 1996      17,243,044  $ 12,203,065        $ -         $ 433,897      $ -       $ (12,933,837)   $ (296,875)

Net loss for the year                      -             -          -                 -        -          (2,055,858)   (2,055,858)

Exercise of stock options             50,000        22,976          -                 -        -                   -        22,976

Grant of options to consultants            -             -       90,152               -     (33,364)               -        56,788

Issuance of common stock
and warrants in a private
placement financing, net of
issuance costs of $160,881         4,280,000       928,183           -          495,688         -                  -     1,423,871

Additional paid in capital
resulting from the sale of
common stock by BioMarin
Pharmaceutical, Inc.                       -             -    3,978,412               -         -                  -     3,978,412
                                ------------- ------------- ----------------- ---------- ------------- ------------- -------------
Balance at December 31, 1997      21,573,044   $13,154,224   $4,068,564        $929,585      ($33,364) ($14,989,695)    $3,129,314

Net loss for the year                      -             -            -               -             -    (4,090,033)    (4,090,033)

Exercise of stock options          1,467,516     1,469,081            -               -             -             -      1,469,081

Exercise of stock warrants         4,825,643     3,269,122            -         (382,300)           -             -      2,886,822

Issuance of stock pursuant
to licensing contract                100,000        70,740            -               -             -             -         70,740

Issuance of stock pursuant
to a consulting agreement             54,031             -            -               -             -             -              -

Amortization of deferred
compensation                               -             -            -               -        33,364             -         33,364

Additional paid in capital
resulting from the sale of
common stock by BioMarin
Pharmaceutical, Inc.                       -             -      7,154,127              -             -             -     7,154,127


                                  ------------- ------------- --------------- ----------- ------------- ------------- -------------
Balance at December 31, 1998       28,020,234   $17,963,167    $11,222,691     $547,285       $ -      ($19,079,728)   $10,653,415
                                  ============= ============= =============== =========== ============= ============= =============


        The accompanying notes are an integral part of these statements.

                                      F.5

                             GLYKO BIOMEDICAL, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)

                                                                                   Year ended December 31,
                                                                           ----------------------------------------
                                                                                 1998                   1997
                                                                           -----------------      -----------------
Cash flows from operating activities:
    Net loss                                                                   $ (4,090,033)          $ (2,055,858)

Adjustments to reconcile  net loss to net cash  provided by (used in)  operating activities:
    Depreciation and amortization                                                         -                115,481
    Equity in the loss of BioMarin Pharmaceutical Inc.                            3,803,058              2,452,422
    Amortization of deferred compensation                                            33,364                      -
    Loss on disposal of property and equipment                                            -                  1,452
    Changes in assets and liabilities:
      Trade receivables                                                                   -                 14,433
      Inventories                                                                         -                (26,758)
      Other current assets                                                           (9,710)                10,840
      Accounts payable                                                                    -               (135,816)
      Accrued liabilities                                                            27,556                (30,907)
      Deferred rent and related costs                                                     -                 96,162
                                                                           -----------------      -----------------
    Total adjustments                                                             3,854,268              2,497,309
                                                                           -----------------      -----------------
      Net cash provided by (used in) operating activities                          (235,765)               441,451

Cash flows from investing activities:
    Investment in BioMarin Pharmaceutical Inc.                                   (1,000,002)            (1,500,000)
    Purchases of property, plant and equipment                                            -                (71,010)
    Deconsolidation of Glyko, Inc. assets                                          (267,347)                     -
    Settlement of amounts due from Glyko, Inc.                                    1,212,278                      -
                                                                           -----------------      -----------------
      Net cash used in investing activities                                         (55,071)            (1,571,010)

Cash flows from financing activities:
    Notes receivable issued for the exercise of stock options                      (100,000)                     -
    Net proceeds from the issuance of common stock and warrants
      in a private placement                                                              -              1,423,871
    Net proceeds from the issuance of common stock
      pursuant to a technology and license agreement                                 70,740                      -
    Proceeds from the exercise of stock options and
      common stock warrants                                                       2,359,640                 22,976
                                                                           -----------------      -----------------
      Net cash provided by financing activities                                   2,330,380              1,446,847

                                                                           -----------------      -----------------
Net increase in cash                                                              2,039,544                317,288
Cash and cash equivalents, beginning of period                                      528,280                210,992
                                                                           -----------------      -----------------
Cash and cash equivalents, end of period                                        $ 2,567,824              $ 528,280
                                                                           =================      =================


Supplemental disclosure of non-cash financing activities:
    Common stock and common stock warrants issued
    in exchange for financing services                                               $ -              $ 160,881
    Note receivable issued for the exercise of stock options                      $ 712,261               $ -


        The accompanying notes are an integral part of these statements.

                                      F.6

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      The Company and Description of the Business
        Glyko Biomedical Ltd. (the Company or GBL) is a Canadian company which was established in 1992 to acquire all of the outstanding capital stock of Glyko, Inc., a Delaware corporation. The Company was incorporated for the sole purpose of acquiring Glyko, Inc. Both entities were under common control and the share exchange was accounted for in a manner similar to a pooling. Since its inception in October 1990, Glyko, Inc. has engaged in research and development of new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. Glyko, Inc. has developed a line of analytic instrumentation laboratory products that include an imaging system, analysis software and chemical analysis kits.

        In October 1996, GBL formed BioMarin Pharmaceutical Inc. (BioMarin), a Delaware corporation in the development stage, to develop the Company's pharmaceutical products. BioMarin began business on March 21, 1997 (inception) and subsequently issued 1,500,000 shares of common stock to GBL for $1.5 million. As consideration for a certain license agreement dated June 1997, BioMarin issued GBL 7,000,000 shares of BioMarin common stock. Beginning in October 1997, BioMarin raised capital from third parties with the result that at December 31, 1997, GBL's ownership interest in BioMarin had been reduced to 41.3% of BioMarin's outstanding capital stock. As of December 31, 1997, the Company began recording its share of BioMarin's net loss utilizing the equity method of accounting. On June 30, 1998, BioMarin raised net proceeds of $3.3 million (598,535 shares) including a $1.0 million investment from GBL. On August 3, 1998 BioMarin raised an additional $8.1 million from third parties. On September 4, 1998, BioMarin received $8 million from Genzyme Corp.
        ("Genzyme") upon execution of a joint venture agreement in which BioMarin issued 1,333,333 shares of common stock to Genzyme. BioMarin has a 50% interest in the income or loss of the joint venture, BioMarin/Genzyme, LLC.

        On October 7, 1998, GBL sold to BioMarin 100% of the outstanding capital stock of Glyko, Inc. in exchange for 2,259,039 shares of BioMarin's common stock. In addition, BioMarin agreed to assume options, previously issued to employees of Glyko, Inc., to purchase up to 585,969 shares of GBL's common stock (exercisable into 255,540 shares of BioMarin common stock) and BioMarin paid $500 in cash. As of December 31, 1998, GBL owned 41.7% of BioMarin's outstanding capital stock.

       Since its inception, GBL has incurred a cumulative deficit of $19,079,728 and the Company expects to continue to incur losses during 1999 due to its share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc. on October 7, 1998, GBL has limited operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investment in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations. BioMarin will require additional capital. While GBL is not obligated to provide this capital, in April, 1999, the Company entered into a convertible note arrangement with BioMarin in the amount of $4,300,000, as part of a $26,000,000 convertible note financing which was closed on April 13, 1999. BioMarin has an accumulated deficit of $15,076,419 at December 31, 1998 and is expected to incur significant losses during 1999 and beyond. Management of BioMarin believes that the convertible note financing will be sufficient to meet its minimum obligations through December 31, 1999. However, BioMarin will seek additional financing in the near term to fully execute its business strategies and meet its longer term obligations. Management of GBL does not believe that at December 31, 1998, there has been any impairment of its investment in BioMarin.


2.      Summary of Significant Accounting Policies

        The accompanying consolidated financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars as all of the Company's operations were located in the United States. The consolidated financial statements include the accounts and operations of the Company and Glyko, Inc for the year ended December 31, 1997 and for the period from January 1, 1998 through October 7, 1998, the date of the sale of Glyko, Inc. to BioMarin. The results of operations of BioMarin have been reported in

                                      F.7
        the Company's financial statements for the years ended December 31, 1998 and 1997, based on the equity method of accounting. Subsequent to October 7, 1998, the results of operations of Glyko, Inc. have been consolidated into the results of operations of BioMarin.

        All  significant   intercompany  accounts  and  transactions  have  been
        eliminated. Certain balances in the prior years have been reclassified to conform with the current year presentation.

        Use of Estimates:

        The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management at December 31, 1997, include allowance for doubtful accounts receivable, and certain other reserves, including an accrual for deferred rent.

        Cash and Cash Equivalents:

       Cash and cash equivalents consist of amounts held with banks and short-term investments with original maturities of 90 days or less.

       Inventories:

       Inventories consist of analytic kits and instrument-based systems held for sale. Inventories are stated at the lower of cost (first-in, first-out method) or estimated market value.

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

                           Office furniture                       5 years
                           Computer equipment                     3 years
                           Lab and production equipment           5 years

       Sale of Glyko, Inc. and Investment in BioMarin Pharmaceutical Inc.

       BioMarin acquired Glyko, Inc. from GBL through the exchange of BioMarin stock for Glyko, Inc. stock and accounted for the acquisition based upon the fair market value of the BioMarin stock issued, the assumption of responsibility for certain stock options previously issued to Glyko, Inc. employees (see Note 1), and $500 in cash. In consolidating Glyko, Inc., BioMarin recorded intangible assets, including goodwill, to the extent that the fair market value of the stock issued exceeded the fair market value of the tangible assets of Glyko, Inc. acquired. GBL recorded the stock of BioMarin received at the historical cost basis of its investment in Glyko, Inc. GBL accounts for its investment in BioMarin using the equity method of accounting. However, as it has not recorded its investment in BioMarin at fair market value, it does not record its share of the losses recorded by BioMarin related to the write off or amortization of intangible assets recorded on acquisition of Glyko, Inc.

        During the period from October 7, the date of acquisition of Glyko, Inc, to December 31, 1998, BioMarin recorded a charge to operations of $2,625,000 in connection with the write-off of in-process research and development acquired in the purchase of Glyko, Inc. and $271,274 for the amortization of goodwill and other intangible assets, which are being amortized over ten years. In recording its share of BioMarin's loss for this period, GBL reduced this loss for its share of the write-off of in-process technology and the amortization of goodwill and other intangible assets.

       In addition, to the extent that the issuance of stock by BioMarin to third parties results in an increase in or decrease in the Company's

                                      F.8
       ownership of the net assets of BioMarin, the Company reflects this increase or decrease as paid-in capital as reflected in the consolidated statements of stockholders' equity (deficit) and an increase or decrease in its investment in BioMarin.

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

       During 1994, the Company recorded a charge to operations of $219,811 related to the termination of an agreement with one of its stockholders. This charge was the estimated fair value of 500,000 shares of common stock to be received by the stockholder in settlement of the agreement. The Toronto Stock Exchange has not permitted the issuance of the 500,000 shares because the transaction is not considered arms length. The stockholder was a stockholder in the Company from 1990 until April 1998. At December 31, 1998 the liability of $219,811 is included in accrued liabilities in the accompanying consolidated balance sheets.

       Net Loss per Share:

       Potentially dilutive securities outstanding at December 31, 1998 and 1997, respectively, include options for the purchase of 548,290 and 2,424,402 shares of common stock and warrants for the purchase of 5.8 million and 10.9 million shares of common stock. These securities were not considered in the computation of dilutive loss per share because their effect would be anti-dilutive for the years ended December 31, 1998 and 1997.

       New Accounting Standards

       During the year ended December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company concluded that it has only one operating segment.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which is effective for fiscal years beginning after June 15, 1999 is not expected to have a material impact on the Company's financial position or results of operations.



3.     Property, Plant and Equipment

       Property, plant and equipment at December 31, 1998 and 1997 consisted of the following:

                                  December 31,
                                    1998 1997
                                               ---------------  ---------------
              Lab equipment                         $-               $229,701
              Computer equipment                     -                 94,712
              Production equipment                   -                 37,164
              Office furniture                       -                 13,510
              Leasehold improvements                 -                 68,343
                                                ---------------  ---------------
                                                     -                443,430
                                                ---------------  ---------------
              Less accumulated depreciation           -              (324,520)
                                                ---------------  ---------------
              Property, plant and equipment, net     $-              $118,910
                                                ===============  ===============
                                      F.9

4.    Income Taxes

       The Company's deferred tax asset at December 31, 1998 and 1997 is:

                                  December 31,
                                    1998 1997
                                                ---------------  ---------------
              Net  operating loss carryovers        $563,000         $5,153,000
              Research and development expenses            -                  -
                  capitalized for tax purposes             -             62,000
              Research and development
                  credit carryovers                        -            593,000
              Issuance costs                           6,000            137,000
              Other temporary differences                  -           (255,000)
                                                ---------------  ---------------
                                                      649,000         5,690,000
              Valuation allowance                    (649,000)       (5,690,000)
                                                ---------------  ---------------
              Net deferred tax asset                   $-               $-
                                                ===============  ===============


       The reconciliation of the effective tax rate is as follows:

                                                                   December 31,
                                                      1998                              1997
                                         Amount                %          Amount               %
                                      ------------------ ------------- ------------------ ------------
U.S. Statutory tax rate               $(1,391,000)         (34)%         $(699,000)        (34)%
State taxes, net of federal
income tax benefit                       (245,000)          (6)%          (123,000)         (6)%
Effects of international
losses and loss in equity of
subsidiary                               1,610,000           39%            933,000         45 %
Research and development tax
credit                                           -             -           (56,000)         (2)%
Loss carryforward utilized                       -             -          (105,000)         (5)%
Other                                       26,000            1%              4,000            -
Change in valuation allowance                    -
                                                               -             46,000          2 %
                                      ------------------ ------------- ------------------ ------------
Provision for income taxes                 $     -           0 %            $   -            0 %
                                      ================== ============= ================== ============

       In connection with the sale of Glyko, Inc., the U.S. federal and state net tax operating loss carryforwards and the related valuation allowances were consolidated into the financial statements of BioMarin.

       At December 31, 1998, the Company has net operating loss carryforwards for Canadian income tax purposes of approximately $1.3 million which expire from 1999 to 2003.

5.       Note Receivable
       As part of its compensation for certain services, GBL issued stock options to a consulting group. These options are in the process of being approved by the Toronto Stock Exchange. GBL loaned $100,000 to the consulting group in anticipation that the Toronto Stock Exchange would approve the stock options. The excess of the fair market value of the GBL stock at December 31, 1998 over the exercise price of the options


                                      F.10
       significantly exceeds the amount of the loan. The options are held as security for the loan. This note was repaid in full in 1999.

       In November 1998, GBL loaned $712,261 to an officer of the Company to exercise expiring stock options. The loan is secured by the stock and is a full recourse note

6.      Commitments and Contingencies

       In July 1998, the claim by Millipore Corp. relating to a facilities dispute and other matters was settled, resulting in a gain of $165,880 as the amount of the ultimate settlement was less than the amount previously provided for by the Company. This was recognized in the second quarter and six-month ended June 30, 1998 results of operations.


7.      Stockholders' Equity

       On March 21, 1997, the Company closed a Cdn.$2.0 million (USD$1.4 million) financing (the Q197 Financing) to fund the start-up of BioMarin Pharmaceutical Inc. which was formed to develop the Company's pharmaceutical products. As a result of this financing, the Company issued 4.0 million units at Cdn.$0.50 per unit, each unit consisting of one common share and one common share purchase warrant. Each warrant can be exercised for one share of common stock at Cdn.$1.00 per share, expiring on March 21, 1999. An additional 280,000 units and 280,000 warrants valued at approximately $161,000 were distributed to the brokers in exchange for services rendered in connection with the Q197 Financing. The Company utilized the Black-Scholes model to value all the warrants issued in the Q197 Financing at approximately $496,000. The Company used the proceeds of the offering and additional cash to purchase 1,500,000 common shares of BioMarin for $1.5 million.

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

       On October 7, 1998, GBL sold to BioMarin 100% of the outstanding capital stock of Glyko, Inc. in exchange for 2,259,039 shares of BioMarin's common stock plus BioMarin agreed to assume options, previously issued to employees of Glyko, Inc., to purchase up to 585,969 shares of GBL's common stock (exercisable into 255,540 shares of BioMarin common stock) and BioMarin paid $500 in cash. As a result of this transaction, as of December 31, 1998, GBL's share of BioMarin's outstanding capital stock increased from 36.2% to 41.7%. The exercise of BioMarin options or warrants will result in a further reduction of GBL's ownership percentage and future fundraising efforts of BioMarin may result in a similar reduction of GBL's ownership percentage. To the extent that the issuance of common stock by BioMarin to third parties at a per share price greater than or less than the per share carrying value of GBL's investment in BioMarin, the resulting gain or loss is reflected as an increase or decrease, respectively, in additional paid in capital in the consolidated balance sheet. During 1998, the Company recorded an increase to its additional paid in capital by $7,154,127 as a result of the sale of common stock by BioMarin.

8.        Stock Option Plan

       The Company has a stock option plan (the Plan) under which options to purchase common stock may be granted by the Board of Directors to directors, officers, consultants and key employees at not less than fair market value, less any permissible discounts, on the date of grant. Options granted under the Plan may be incentive stock options (as defined under Section 422 of the U.S. Internal Revenue Code) or non-statutory

                                      F.11
       stock options. Options are exercisable over a number of years specified at the time of the grant which cannot exceed ten years. The maximum aggregate number of shares which may be granted and sold under the Plan is 3,000,000 shares.

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

       Had compensation cost for the Plan been determined consistent with FASB Statement No. 123, the Company's net loss would have been increased to the following pro forma amounts:

                                                 1998                  1997
          Net loss      As reported         $(4,090,033)          $(2,055,858)
                        Pro forma             (4,283,405)         $(2,138,587)

          Net loss per  As reported            $(0.17)              $(0.10)
             common     Pro forma              $(0.18)              $(0.10)
             share

       Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.


                                      F.12

       A summary of the status of the Company stock option plan at December 31, 1998 and 1997 and changes during the years then ended is presented in the table and narrative below:

                                                          1998                              1997

                                                Shares         Wtd avg ex         Shares        Wtd avg ex
                                                                price (2)                        price (2)
                                            ---------------- ---------------- ---------------- --------------
           Outstanding beginning
              of year                             2,424,402    Cdn. $1.22           2,254,597   Cdn. $ 1.36
           Granted (1)                              314,550    Cdn. $2.40             528,870   Cdn. $ 0.71
           Exercised                            (1,467,516)    Cdn. $1.52            (50,000)   Cdn. $ 0.65
           Assumed (3)                            (585,969)    Cdn. $1.51                   -        -
           Canceled                               (137,177)    Cdn. $1.38           (309,065)   Cdn. $ 1.41
                                            ----------------                  ----------------
           Outstanding at end of
               year                                 548,290    Cdn. $0.85           2,424,402   Cdn. $1.22
                                            ----------------                  ----------------
           Exercisable at end of year               548,290                         2,045,312
           Weighted average fair
               value of options granted           Cdn $1.29                        Cdn. $0.50

            (1) In 1997, includes 150,000 options issued to consultants with an average fair value of $ 0.22 per option excluded from pro forma net loss and pro forma net loss per common share.

            (2) The US$ equivalent of Canadian $1.00 at December 31, 1998 was approximately $0.6535. The weighted average exercise price is quoted in Cdn.$ as the Company's Common Stock is traded on the Toronto Stock Exchange.

            (3) In connection with the sale of Glyko, Inc. to BioMarin, effective October 7, 1998, BioMarin agreed to assume 585,969 options to purchase common stock of GBL (exercisable into 255,540 shares of common stock of BioMarin.)

       There are 2,065,906 options available for grant under the plan at December 31, 1998. The average remaining contractual life of the options outstanding at December 31, 1998 is 2 years.

       The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: risk-free weighted average interest rates of 5.4 and 5.3 percent; expected dividend yield of zero percent; expected life of 4 years for the Plans' options; expected volatility of 65 and 87 percent.

9.     Related Party Transactions

       The Company has entered into certain transactions with its stockholders since its inception. These transactions include the purchase of supplies and equipment and rental of the Company's facilities. Total costs of these transactions for the years ended December 31, 1998 and 1997 were approximately $0 and, $20,060, respectively.

       Prior to the sale of Glyko, Inc. to BioMarin, the Company subleased office and lab space to, and performed certain administrative and research and development functions for BioMarin. BioMarin reimbursed the Company for rent, salaries and related benefits and other administrative costs and the Company reimburses BioMarin for salaries and related benefits. BioMarin reimbursed the Company a net $183,000 in 1998 and a net $241,000 in 1997. The Company also provided analytical services and products to BioMarin at a 27% discount in 1998 and 1997. Total receipts to the Company from sales to BioMarin totaled $113,000 in 1998 and $39,000 in 1997.




                                      F.13

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of BioMarin Pharmaceutical Inc.:

We have audited the consolidated balance sheets of BioMarin Pharmaceutical Inc. (a Delaware corporation in the development stage) as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1998 and the periods from March 21, 1997 (inception) to December 31, 1997, and December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioMarin Pharmaceutical Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the periods from March 21, 1997 (inception) to December 31, 1997, and December 31, 1998, in conformity with generally accepted accounting principles.



                                            \s\ Arthur Anderson LLP
San  Francisco,  California                 Arthur  Andersen LLP
March 17, 1999 (Except for the
matter discussed in Note 12,
for which the date is April 13, 1999)


                                      F.14

                          BIOMARIN PHARMACEUTICAL INC.
                         (a development-stage company)

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997


                                                                                            1998                1997
                                                                                        --------------     ---------------

                                        ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                             $  9,413,662      $   5,987,433
   Short-term investments                                                                    1,975,800           900,827
   Accounts receivable, net                                                                    148,396                --
   Due from Glyko Biomedical, Ltd.                                                             114,005            79,607
   Due from joint venture                                                                      418,712                --
   Inventories                                                                                  71,730                --
   Prepaid expenses                                                                            676,214           539,445
                                                                                        --------------
                                                                                                           ---------------
                Total current assets                                                        12,818,519         7,507,312
PROPERTY AND EQUIPMENT, net                                                                  6,223,058           145,683
GOODWILL AND OTHER INTANGIBLE ASSETS                                                        11,703,726                --
INVESTMENT IN JOINT VENTURE                                                                    684,657                --
DEPOSITS                                                                                        79,142                --
                                                                                        --------------     --------------
                Total assets                                                             $ 31,509,102      $   7,652,995
                                                                                        ==============     ===============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                      $  1,340,355      $     168,062
   Accrued liabilities                                                                         640,016            43,395
   Due to Glyko, Inc.                                                                               --            61,072
   Notes payable short-term                                                                     24,366                --
                                                                                        --------------
                                                                                                           ---------------
                Total current liabilities                                                    2,004,737           272,529
LONG-TERM LIABILITIES:  Long-term portion of notes payable                                     109,845                --
                                                                                                           ---------------
                                                                                        --------------
                Total liabilities                                                            2,114,582           272,529
                                                                                        --------------     ---------------
STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value:  30,000,000 shares authorized, 26,176,180 and
     20,566,500 shares issued and outstanding at December 31, 1998 and 1997,
     respectively                                                                               26,176            20,567
   Additional paid-in capital                                                               47,867,868        12,548,924
   Warrants                                                                                    128,240           128,240
   Deferred compensation                                                                      (986,425)         (217,000)
   Notes receivable from stockholders                                                       (2,564,920)       (2,337,500)
   Deficit accumulated during the development stage                                        (15,076,419)       (2,762,765)
                                                                                        --------------     ---------------
                Total stockholders' equity                                                  29,394,520         7,380,466
                                                                                        --------------     ---------------
                Total liabilities and stockholders' equity                               $ 31,509,102      $   7,652,995
                                                                                        ==============     ===============


      The accompanying notes are an integral part of these statements.

                                      F.15

                          BIOMARIN PHARMACEUTICAL INC.
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEAR ENDED DECEMBER 31, 1998, AND FOR THE
          PERIODS FROM MARCH 21, 1997 (INCEPTION) TO DECEMBER 31, 1997
                              AND DECEMBER 31, 1998

                                                                                  Period from              Period from
                                                                                 March 21, 1997           March 21, 1997
                                                           Year Ended           (Inception), to          (Inception), to
                                                       December 31, 1998       December 31, 1997        December 31, 1998
                                                      ---------------------   ---------------------    ---------------------


REVENUES:
   Revenues--products and services                       $       250,297          $          --           $       250,297
   Revenues from joint venture                                   837,457                     --                   837,457
   Revenues--other                                               102,655                     --                   102,655
                                                      ---------------------   ---------------------    ---------------------

                Total revenues                                1,190,409                     --                 1,190,409

OPERATING COSTS AND EXPENSES:
   Cost of goods sold                                           107,942                     --                   107,942
   Research and development                                  10,502,636              1,913,795                12,416,431
   General and administrative expenses                        3,530,886                914,299                 4,445,185
                                                      ---------------------   ---------------------    ---------------------

                Loss from operations                        (12,951,055)            (2,828,094)              (15,779,149)

INTEREST INCOME                                                 684,572                 65,329                   749,901

EQUITY IN LOSS OF JOINT VENTURE                                 (47,171)                    --                   (47,171)
                                                      ---------------------   ---------------------    ---------------------

                Net loss                                $   (12,313,654)         $  (2,762,765)          $   (15,076,419)
                                                      =====================   =====================    =====================

NET LOSS PER SHARE, basic and diluted                       $(0.55)                 $(0.34)                  $(0.93)
                                                      =====================   =====================    =====================


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 22,488,481              8,136,475                16,184,162
                                                      =====================   =====================    =====================


        The accompanying notes are an integral part of these statements.


                                      F.16

                          BIOMARIN PHARMACEUTICAL INC.
                          (a development stage company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM MARCH 21, 1997 (INCEPTION), TO DECEMBER 31, 1997,
                  FOR THE YEAR ENDED DECEMBER 31, 1998, AND FOR
        THE PERIOD FROM MARCH 21, 1997 (INCEPTION), TO DECEMBER 31, 1998





                                                                                      Additional
                                                            Common Stock               Paid-in                 Warrants
                                                    ---------------- ------------                    ------------- ---------------
                                                         Shares         Amount         Capital          Shares         Amount
                                                    ---------------- ------------ ------------------ ------------- ---------------

  BALANCE, MARCH 21, 1997                                      --    $      --     $        --             --      $       --

     Issuance of common stock to Glyko
      Biomedical, Ltd. on March 21, 1997,
      for cash, $1.00 per share                         1,500,000       1,500        1,498,500             --              --
     Issuance of common stock to Glyko
      Biomedical, Ltd. in June 1997 in exchange
      for technology, $1.00 per share                   7,000,000       7,000           (7,000)            --              --
     Issuance of common stock in October 1997,
      $1.00 per share (net of issuance costs of
      $439,720, including the issuance of
      299,000 shares of common stock,
      $1.00 per share, and warrants to purchase
      an additional 299,000 shares of common
      stock for brokerage services)                     4,039,000       4,039        3,595,241        299,000          47,840
     Issuance of common stock to employees
       in exchange for notes in October 1997,
       $1.00 per share                                  2,500,000       2,500        2,497,500             --             --
     Issuance of common stock and warrants
       on December 31, 1997, $1.00 per share
       (net of issuance costs of $592,309,
       including  the  issuance  of 502,500
       shares of common  stock,  $1.00 per
       share, and warrants to purchase an
       additional 502,500 shares
       of common stock for brokerage services)          5,527,500       5,528        4,929,663        502,500          80,400
     Common stock options granted in
       exchange for services                                   --          --           35,020             --              --
     Interest on notes receivable                              --          --               --             --              --
     Net loss for the period from
      March 21, 1997 (inception), to December 31, 1997         --          --               --             --              --

                                                 ---------------- ------------ ------------------ ------------- ---------------
  BALANCE, DECEMBER 31, 1997                           20,566,500   $  20,567    $  12,548,924        801,500      $  128,240
                                                 ================ ============ ================== ============= ===============



        The accompanying notes are an integral part of these statements.
                                      F.17

                         BIOMARIN PHARMACEUTICAL INC.
                          (a development stage company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM MARCH 21, 1997 (INCEPTION), TO DECEMBER 31, 1997,
                  FOR THE YEAR ENDED DECEMBER 31, 1998, AND FOR
        THE PERIOD FROM MARCH 21, 1997 (INCEPTION), TO DECEMBER 31, 1998



                                                                          Notes        Accumulated Deficit
                                                       Deferred            from            Development       Stockholders'
                                                     Compensation      Stockholders           Stage              Equity
                                                  ----------------- ------------------ ------------------- -----------------

  BALANCE, MARCH 21, 1997                          $        --       $           --      $           --     $           --

     Issuance of common stock to Glyko
      Biomedical, Ltd. on March 21, 1997,
      for cash, $1.00 per share                             --                   --                  --          1,500,000
     Issuance of common stock to Glyko
       Biomedical, Ltd. in June 1997 in exchange
       for technology, $1.00 per share                      --                   --                  --                 --
     Issuance of common stock in October 1997,
       $1.00 per share (net of issuance costs of
       $439,720, including the issuance of
       299,000 shares of common stock,
       $1.00 per share, and warrants to purchase
       an additional 299,000 shares of common
       stock for brokerage services)                        --                   --                  --          3,647,120
     Issuance of common stock to employees
       in exchange for notes in October 1997,
       $1.00 per share                                (200,000)          (2,300,000)                 --                 --
     Issuance of common stock and warrants
       on December 31, 1997, $1.00 per
       share (net of issuance costs of $592,309,
       including  the  issuance  of 502,500  shares
       of common  stock,  $1.00 per share, and
       warrants to purchase an additional 502,500
       shares of common stock for brokerage services)       --                   --                  --          5,015,591
     Common stock options granted in
       exchange for services                           (17,000)                  --                  --             18,020
     Interest on notes receivable                           --              (37,500)                 --            (37,500)
     Net loss for the period from
      March 21, 1997 (inception), to December 31, 1997      --                   --          (2,762,765)        (2,762,765)

                                                ----------------- ------------------ -------------------  -----------------
  BALANCE, DECEMBER 31, 1997                        $  (217,000)      $  (2,337,500)     $   (2,762,765)     $   7,380,466
                                                ================= ================== ===================  =================


        The accompanying notes are an integral part of these statements.

                                      F.17

                          BIOMARIN PHARMACEUTICAL INC.
                          (a development stage company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM MARCH 21, 1997 (INCEPTION), TO DECEMBER 31, 1997,
                  FOR THE YEAR ENDED DECEMBER 31, 1998, AND FOR
        THE PERIOD FROM MARCH 21, 1997 (INCEPTION), TO DECEMBER 31, 1998




                                                                                  Additional
                                                        Common Stock               Paid-in                 Warrants
                                               ---------------- ------------                    ------------- ---------------
                                                     Shares         Amount          Capital          Shares         Amount
                                               ---------------- ------------ ------------------ ------------- ---------------

  BALANCE, JANUARY 1, 1998                          20,566,500   $  20,567    $  12,548,924        801,500      $  128,240

     Issuance of common stock on June 30, 1998,
      for cash,  $6.00 per share (net of issuance
      costs of $263,208,  including the issuance
      of 31,368 shares of common stock, $6.00 per
      share, for brokerage services)                   598,535         598        3,327,404             --              --
     Issuance of common stock on July 14, 1998,
       for cash, $6.00 per share (net of issuance
       costs of $387,474, including the issuance
       of 64,579 shares of common stock, $6.00 per
       share, for brokerage services)                1,385,414       1,386        7,923,624             --              --
     Issuance of common stock on August 3, 1998,
       for cash, $6.00 per share (net of issuance
       costs of $12,318, including the issuance
       of 2,053 shares of common stock, $6.00 per
       share, for brokerage services)                   31,386          31          175,967             --              --
     Issuance of common stock to Genzyme
       Corporation on September 4, 1998,
       for cash, $6.00 per share                     1,333,333       1,333        7,998,665             --              --
     Issuance of common stock to Glyko
       Biomedical, Ltd. for the purchase
       of Glyko, Inc. on October 7, 1998,
       for common shares, $6.00 per share
       and the assumption of options of
       Glyko, Inc. employees (see Note 1)            2,259,039       2,259       14,859,063             --              --
     Exercise of common stock options                    1,973           2            1,971             --              --
     Interest on notes receivable                           --          --               --             --              --
     Deferred compensation on stock options                 --          --        1,032,250             --              --
     Amortization of deferred compensation                  --          --               --             --              --
     Net loss                                               --          --               --             --              --

                                               ---------------- ------------ ------------------ ------------- ---------------
  BALANCE, DECEMBER 31, 1998                        26,176,180      $26,176  $   47,867,868        801,500        $128,240
                                               ================ ============ ================== ============= ===============


        The accompanying notes are an integral part of these statements.

                                      F.18

                          BIOMARIN PHARMACEUTICAL INC.
                          (a development stage company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM MARCH 21, 1997 (INCEPTION), TO DECEMBER 31, 1997,
                  FOR THE YEAR ENDED DECEMBER 31, 1998, AND FOR
        THE PERIOD FROM MARCH 21, 1997 (INCEPTION), TO DECEMBER 31, 1998




                                                                             Notes       Accumulated Deficit
                                                                           Receivable          During             Total
                                                          Deferred           from            Development       Stockholders'
                                                        Compensation      Stockholders         Stage              Equity
                                                     ----------------- ------------------ ------------------- -----------------

  BALANCE, JANUARY 1, 1998                             $     (217,000)  $  (2,337,500)     $    (2,762,765)    $     7,380,466

     Issuance of common stock on June 30, 1998,
       for cash,  $6.00 per share (net of issuance
       costs of $263,208, including the issuance
       of 31,368 shares of common stock, $6.00 per
       share, for brokerage services)                              --              --                   --           3,328,002
     Issuance of common stock on July 14, 1998,
       for cash, $6.00 per share (net of issuance
       costs of $387,474, including the issuance
       of 64,579 shares of common stock, $6.00 per
       share, for brokerage services)                              --              --                   --           7,925,010
     Issuance of common stock on August 3, 1998,
       for cash, $6.00 per share (net of issuance
       costs of $12,318, including the issuance
       of 2,053 shares of common stock, $6.00 per
       share, for brokerage services)                              --              --                   --             175,998
     Issuance of common stock to Genzyme
      Corporation on September 4, 1998,
      for cash, $6.00 per share                                    --              --                   --           7,999,998
     Issuance of common stock to Glyko
       Biomedical, Ltd. for the purchase
       of Glyko, Inc. on October 7, 1998,
       for common shares, $6.00 per share
       and the assumption of options of
       Glyko, Inc. employees (see Note 1)                          --              --                   --          14,861,322
     Exercise of common stock options                              --              --                   --               1,973
     Interest on notes receivable                                  --        (133,000)                  --            (133,000)
     Deferred compensation on stock options                (1,032,250)             --                   --                  --
     Amortization of deferred compensation                    262,825         (94,420)                  --             168,405
     Net loss                                                      --              --          (12,313,654)        (12,313,654)

                                                     ----------------- ------------------ ------------------- -----------------
  BALANCE, DECEMBER 31, 1998                           $     (986,425)  $  (2,564,920)        $(15,076,419)    $    29,394,520
                                                     ================= ================== =================== =================


        The accompanying notes are an integral part of these statements.


                                      F.18

                          BIOMARIN PHARMACEUTICAL INC.
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE PERIODS FROM
      MARCH 21, 1997 (INCEPTION) TO DECEMBER 31, 1997 AND DECEMBER 31, 1998


                                                                                         Period from          Period from
                                                                      Year Ended       (Inception), to      (Inception), to
                                                                     December 31,        December 31,         December 31,
                                                                         1998                1997                 1998
                                                                   -----------------   -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(12,313,654)        $(2,762,765)        $(15,076,419)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation                                                      307,645               4,790              312,435
       Amortization of deferred compensation                             262,825                  --              262,825
       Amortization of goodwill                                          271,274                  --              271,274
       Compensation in the form of common stock and common                    --
         stock options                                                                        18,020               18,020
       Loss from joint venture                                            47,131                  --               47,131
       Write-off of in-process technology                              2,625,000                  --            2,625,000
   Changes in operating assets and liabilities:
     Accounts receivable                                                (148,396)                 --             (148,396)
     Due from Glyko Biomedical, Ltd.                                     (34,398)            (79,607)            (114,005)
     Due from joint venture                                             (418,712)                 --             (418,712)
     Inventories                                                         (71,730)                 --              (71,730)
     Prepaid expenses                                                   (136,769)           (539,445)            (676,214)
     Deposits                                                            (79,142)                 --              (79,142)
     Accounts payable                                                  1,172,293             168,062            1,340,355
     Accrued liabilities                                                 596,621              43,395              640,016
     Due to Glyko, Inc.                                                  (61,072)             61,072                   --
                                                                   -----------------   -----------------    -----------------
                Net cash used in operating activities                 (7,981,084)         (3,086,478)         (11,067,562)
                                                                   -----------------   -----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                 (6,385,020)           (150,473)          (6,535,493)
   Investment in joint venture                                          (731,788)                 --             (731,788)
   Sale of short-term investments                                     (1,074,973)           (900,827)          (1,975,800)
                                                                   -----------------   -----------------    -----------------
                Net cash used in investing activities                 (8,191,781)         (1,051,300)          (9,243,081)
                                                                   -----------------   -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable                                            134,211                  --              134,211
   Bridge loan                                                                --             880,000              880,000
   Accrued interest on notes receivable from stockholders               (227,420)            (37,500)            (264,920)
   Proceeds from sale of common stock, net of issuance costs          19,692,303           9,282,711           28,975,014
                                                                   -----------------   -----------------    -----------------
                Net cash provided by financing activities             19,599,094          10,125,211           29,724,305
                                                                   -----------------   -----------------    -----------------
                Net increase in cash and cash equivalents              3,426,229           5,987,433            9,413,662
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                 5,987,433                  --                   --
                                                                   -----------------   -----------------    -----------------
   End of period                                                    $  9,413,662         $ 5,987,433         $  9,413,662
                                                                   =================   =================    =================

            The accompanying notes are an integral part of these statements.

                                      F.19

                          BIOMARIN PHARMACEUTICAL INC.
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations and Business Risks

BioMarin Pharmaceutical Inc. (BioMarin or the Company) is a privately held biopharmaceutical company specializing in the discovery, development and commercialization of carbohydrate enzyme therapeutics. Since inception in 1997, BioMarin has applied its proprietary enzyme technology to the development of products in five therapeutic areas: genetic diseases, burn and wound care, fungal infections, pro-fertility and inflammation (psoriasis). With its recent acquisition of Glyko, Inc., BioMarin added analytical and diagnostic products and services in the area of carbohydrate biology. BioMarin was incorporated on October 25, 1996, in the state of Delaware. BioMarin first began business on March 21, 1997 (inception), and issued 1,500,000 shares of common stock to Glyko Biomedical, Ltd. (GBL) for $1,500,000. Beginning in October 1997, BioMarin issued stock to outside investors, resulting in GBL's ownership of BioMarin being reduced to 41.3 percent at December 31, 1997.

Since inception, the Company has devoted substantially all of its efforts to research and development activities, including preclinical studies and clinical trials, the establishment of laboratory and clinical scale manufacturing facilities, clinical manufacturing, and related administrative activities.

On September 4, 1998, the Company entered into an agreement with Genzyme Corporation (Genzyme) to establish a joint venture dedicated to the development and commercialization of (alpha)-L-iduronidase (BM101) to treat mucopolysaccharidosis-I (MPS-I) (Note 8).

On October 7, 1998, the Company acquired Glyko, Inc., a wholly owned subsidiary of GBL, in a transaction valued at $14,500,500. The transaction was accounted for as a purchase and resulted in Glyko, Inc. becoming a wholly owned subsidiary of the Company. Glyko, Inc. provides products and services that perform sophisticated carbohydrate analysis for research institutions and commercial laboratories. As consideration for the acquisition of all of the outstanding shares of Glyko, Inc., BioMarin issued 2,259,039 shares of common stock to GBL, assumed Glyko, Inc.'s employee stock options exercisable for 255,540 shares of BioMarin common stock, and paid $500 in cash (see Note 11). GBL's ownership of BioMarin was 41.7 percent at December 31, 1998.

Through December 31, 1998 the Company had accumulated losses during its development stage of $15,076,419 and has continued to incur significant losses subsequent to December 31, 1998. Management expects to incur further losses in 1999 and beyond. As further discussed in Note 12, the Company entered into a convertible note financing in the amount of $26,000,000 on April 13, 1999. Management believes that this financing will be sufficient to meet the Company's minimum obligations through at least December 31, 1999. However, the Company will seek additional financing in the near term to execute its business strategies and meet its longer term obligations.

                                      F.20

The Company's lead product candidate, BM101, has completed clinical trials, and a Biologics License Application (BLA) is expected in 1999. There can be no assurance that the Company's research and development efforts will be successfully completed or that its products will be shown to be safe and effective. There can be no assurance that its products will be approved for marketing by the U.S. Food and Drug Administration (FDA) or any equivalent foreign government agency or that its products will be successfully commercialized or achieve any significant degree of market acceptance.

BioMarin's core technology is based on the biological applications of carbohydrate-active enzymes in therapeutic indications. In June 1997, rights to certain related technology were transferred to BioMarin by GBL in exchange for 7,000,000 shares of BioMarin common stock (see Note 3). Certain of the Company's products rely on proprietary technology and patents owned by certain universities and other institutions and licensed to BioMarin. These universities also provide research and development services. Cessation of relationships with these universities could significantly affect the Company's future operations.

In order to grow significantly, the Company must expand its efforts to develop new products in pharmaceutical applications. The Company will also need to establish manufacturing capabilities and to develop marketing capabilities and/or enter into collaborative arrangements with third parties having the capacity for such manufacturing or marketing.

BioMarin's product candidates require regulatory approval by government agencies. This includes preclinical and clinical testing and approval processes in the United States and other countries. Approvals can take several years and can require substantial expenditures. There can be no assurance that difficulties or excessive costs will not be encountered by the Company in this process, which could delay or preclude the Company's marketing of its products. There can be no assurance that any of BioMarin's current or future product candidates will be successfully developed, prove to be effective in clinical trials, receive required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, gain reasonable reimbursement levels, or be successfully marketed.

In addition, the Company is subject to a number of risks, including the need for additional financing, dependence on key personnel, small patient population, patent protection, significant competition from larger organizations, dependence on corporate partners and collaborators, and expected increased restrictions on reimbursement, as well as other changes in the healthcare industry.

Basis of Presentation

These consolidated statements include the accounts of BioMarin, Glyko, Inc., a wholly owned subsidiary of BioMarin, and BioMarin Genetics, Inc., a wholly owned subsidiary of BioMarin formed for the purpose of the joint venture discussed in
Note 8. All significant intercompany transactions have been eliminated.

Concentration of Credit Risk

Financial instruments that may potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and short-term investments. All cash, cash equivalents, and short-term investments are placed in financial institutions with strong credit ratings, which minimizes the risk

                                      F.21
of loss due to nonpayment. The Company has not experienced any losses due to credit impairment or other factors related to its financial instruments.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include determination of progress to date under research and development contracts (see Notes 6 and 8).

Cash and Cash Equivalents

For the statements of cash flows, the Company treats liquid investments with original maturities of less than three months as cash and cash equivalents.

Available-for-Sale Securities

The Company records its investment securities as available-for-sale because the sale of such securities may be required prior to maturity.

Inventories

Inventories consist of analytic kits, and instrument-based systems held for sale. Inventories are stated at the lower of cost (first-in, first-out method) or estimated market value. All inventories at December 31, 1998, belong to Glyko, Inc.

 Investment in Joint Venture and Related Revenue

Under the terms of the Company's joint venture agreement with Genzyme (Note 8), the Company and Genzyme have each agreed to provide 50 percent of the funding for the joint venture. All research and development, sales and marketing, and other activities performed by Genzyme and the Company on behalf of the joint venture are billed to the joint venture at cost. Any profits of the joint venture will be shared equally by the two parties. Losses of the joint venture ($1,769,257 at December 31, 1998) are allocated in proportion to the funding provided by each joint venture partner. Through December 31, 1998, each joint venture partner had provided $1,569,285 of funding to the joint venture.

During the year ended December 31, 1998, the Company billed $1,674,915 under the agreement, of which $837,457, or 50 percent, was recognized as revenue in accordance with the Company's policy of recognizing revenue to the extent that research and development costs billed have been funded by Genzyme. At December 31, 1998, the Company had a receivable of $418,712 related to these billings.

The Company accounts for its investment in the joint venture on the equity method. Accordingly, the Company recorded a reduction in its investment in the joint venture of $884,628 during the year ended December 31, 1998, representing its 50 percent share of the loss of the joint venture. The percentage of the research and development costs billed to the joint venture that was funded by

                                      F.22
the Company (50 percent, or $837,457) was recorded as a credit to the Company's equity in the loss of the joint venture.

Research and Development

Research and development expenses include the expenses associated with contract research and development provided to third parties, research and development provided in connection with the joint venture including clinical and regulatory costs, and internal research and development costs. Research and development costs are expensed as incurred.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

Property and equipment consisted of the following:

                                                             December 31
                                                ------------------------------------    -------------------------
                                                                                               Estimated
                                                      1998               1997                 Useful Lives
                                                -----------------  -----------------    -------------------------

Computer hardware and software                    $    161,994        $   27,688                3 years
Office furniture and equipment                         372,037                --                5 years
Laboratory equipment                                 3,468,978           119,002                5 years
                                                                                           Shorter of life of
Leasehold improvements                               2,532,484             3,783          asset or lease term
                                                -----------------  -----------------

                                                     6,535,493           150,473
Less:  Accumulated depreciation                       (312,435)           (4,790)
                                                -----------------  -----------------

         Total, net                               $  6,223,058        $  145,683
                                                =================  =================

Depreciation expense for the year ended December 31, 1998 and for the periods from March 21, 1997 (inception) to December 31, 1997 and 1998, was $307,645, $4,790, and $312,435, respectively.

Goodwill and Other Intangible Assets

In connection with the acquisition of Glyko, Inc. discussed in Note 1, the Company acquired certain intangible assets including developed technology, customer relationships and goodwill. These assets are being amortized over approximately 10 years.

The purchase price of $14,500,500 was allocated to the net tangible and intangible assets acquired, based on the relative fair value of these assets as determined in an independent appraisal. In connection with this allocation $2,625,000 was expensed as a charge for the purchase of in-process research and development. In performing this allocation, the Company considered, among other factors, Glyko, Inc.'s technology research and development projects in-process at the date of acquisition. With regard to the in-process research and development projects, the Company considered factors such as the stage of development of the technology at the time of acquisition, the importance of each

                                      F.23
project to the overall development plan, alternative future use of the technology and the projected incremental cash flows from the projects when completed and any associated risks.

Total amortization expense from October 7, 1998 (date of acquisition), to December 31, 1998, was $271,274.

Accrued Liabilities

Accrued liabilities consisted of the following:

                                   December 31
                             ----------- ---- -------------
                                1998              1997
                             -----------      -------------

Vacation                      $ 123,274        $   25,579
Other                           516,742            17,816
                             -----------       ------------

        Total                 $ 640,016        $   43,395
                             ===========      =============

Product Sales

The Company recognizes product revenues and related cost of sales upon shipment of products. Service revenues are recognized upon completion of services as evidenced by the transmission of reports to customers. Other revenues, principally licensing and distribution fees, are recognized upon completion of applicable contractual obligations.

Revenue from the joint venture is recognized to the extent that research and development costs billed by the Company have been funded by Genzyme.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average of common stock outstanding and potential common shares during the period. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options, warrants, and contingent issuances of common stock. For periods in which the Company has losses, such potential common shares are excluded from the computation of diluted net loss per share, as their effect is antidilutive.

Potentially dilutive securities include:

                                                                      December 31
                                                         ---------------------------------------
                                                               1998                  1997
                                                         -----------------     -----------------

Options to purchase common stock                              2,801,240               297,000
Warrants to purchase common stock                               801,500               801,500
                                                         -----------------     -----------------

                Total                                         3,602,740             1,098,500
                                                         =================     =================

                                      F.24

Segment Reporting

For the year ended December 31, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company operates two segments. The Analytic and Diagnostic segment represents the operations of Glyko, Inc. which involve the manufacture and sale of analytic and diagnostic products. The Pharmaceutical segment represents the research and development activities related to the development and commercialization of carbohydrate enzyme therapeutics. Management of the Company has concluded that the operations of the Analytic and Diagnostic segment are, and will continue to be, immaterial with respect to the Company's overall activities and, thus, disclosure of segment information is not required.

New Accounting Standards

In June  1998,  the  FASB  issued  SFAS  No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activities." SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

2.  BRIDGE LOANS:

In the third quarter of 1997, the Company drew upon a bridge loan from certain stockholders in the amount of $880,000. This bridge loan was converted into 880,000 shares of common stock in the fourth quarter of 1997.

3. STOCKHOLDERS' EQUITY:

Common Stock and Warrants

On March 21, 1997, BioMarin's parent company, GBL, provided initial equity funding by purchasing 1,500,000 shares of common stock for $1,500,000.

BioMarin and GBL have entered into a License Agreement dated June 26, 1997, pursuant to which GBL granted BioMarin an exclusive, worldwide, perpetual, irrevocable, royalty-free right and license to certain of its worldwide patents, trade secrets, copyrights, and other proprietary rights to all know-how, processes, formulae, concepts, data, and other such intellectual property, whether patented or not, owned or licensed by GBL and its subsidiaries as of the date of the license agreement for application in therapeutic uses, including without limitation, drug discovery and genomics. As consideration for this license, BioMarin issued to GBL 7,000,000 shares of BioMarin common stock. Under the same License Agreement, BioMarin granted GBL an exclusive, worldwide, perpetual, irrevocable, royalty-free cross-license to all improvements BioMarin may make upon the licensed intellectual property.

As disclosed in the accompanying statements of stockholders' equity, the Company closed a number of private placements in 1997 and 1998. In connection with these placements, an entity with which the chief executive officer and chairman of the board is affiliated (see Note 7) was issued a total of 899,500 shares (valued at $1,389,500) and warrants (valued at $128,240) to purchase an additional 801,500 shares of common stock. These issuances were made for brokerage services

                                      F.25
rendered in connection with these placements and were accounted for as a cost of raising capital. The warrants expire on various dates in 2001.

In connection with the October 1997 placement, the Company received notes from three executive officers (see below) of the Company to purchase 2,500,000 shares of common stock. These notes earn interest at an annual rate of 6 percent. In addition, 880,000 shares were issued to stockholders to retire an $880,000 bridge loan.

Notes Receivable from Stockholders

Notes receivable from stockholders relate to shares issued in October 1997 to three executive officers of the Company, bear interest at 6 percent per annum, and are due on July 31, 2000, or on the date of the employee's termination, whichever is earlier. The notes are secured by the underlying stock and are with full recourse. Interest was imputed at nine percent, resulting in an interest discount and related deferred compensation of $200,000, which is being amortized over the life of the notes. Amortization expense for the year ended December 31, 1998, and for the periods from March 21, 1997 (inception), to December 31, 1997 and 1998, was $94,420, $37,500, and $131,920, respectively.

Deferred Compensation

In connection with certain stock option grants during the year ended December 31, 1998, the Company recognized deferred compensation totaling $1,032,250, which is being amortized over the four-year estimated service periods of the grantees. Amortization expense recognized during the year ended December 31, 1998, was $168,405.

4.  INCOME TAXES:

The significant components of net deferred tax assets and liabilities are as follows:

                                                                                December 31
                                                                   ---------------------------------------
                                                                         1998                 1997
                                                                   ------------------   ------------------

Net operating loss carryforwards                                    $    9,792,000       $   1,052,000
Research and development credit carryforwards                            1,760,000             210,000
Research and development capitalized                                        50,000                   0
Other                                                                     (160,000)           (255,000)
Valuation allowance                                                    (11,442,000)         (1,007,000)
                                                                   ------------------   ------------------
Net deferred tax asset                                              $           --       $          --
                                                                   ==================   ==================

                                      F.26

The net operating loss carryforwards and research and development credit carryforwards include the net operating loss carryforwards ($4,567,000) and research and development credits carryforwards ($701,000) and related valuation allowances ($5,269,000) of Glyko, Inc.

The reconciliation of the effective tax rate is as follows:

                                                                      Period from March 21,     Period from March 21,
                                                 Year ended           1997 (Inception), to      1997 (Inception), to
                                             December 31, 1998          December 31, 1997         December 31, 1998
                                          -------------------------  ------------------------  ------------------------
                                              Amount           %           Amount            %           Amount          %
                                          ---------------   ---------  ----------------   ---------  ---------------  ---------

U.S. statutory tax rate                    $ (4,164,000)      (34)      $   (821,000)      (34)       $ (4,985,000)     (33)
State taxes, net of federal income tax
   benefit                                     (735,000)       (6)          (145,000)       (6)           (880,000)      (6)
Research and development tax credit            (634,000)       (5)          (142,000)       (5)           (776,000)      (5)
Other                                           656,000         5            149,000         5             805,000        5
Change in valuation allowance                 4,877,000        40            959,000        40           5,836,000       39
                                          ---------------   ---------  ----------------   ---------  ---------------  ---------
Provision for income taxes                 $       --            --     $         --           --     $         --         --
                                          ===============   =========  ================   =========  ===============  =========

As of December 31, 1998, net operating loss carryforwards are approximately $24.1 million and $12.4 million for federal and California income tax purposes, respectively. These federal and state carryforwards expire beginning in the year 2011 and 2004, respectively.

The Company also has research and development credits available to reduce future federal and California income taxes, if any, of approximately $1,760,000 and $580,000, respectively, at December 31, 1998. These federal and state carryforwards expire beginning in 2012 and 2013, respectively.

The net operating loss carryforwards and research and development credits related to Glyko, Inc. as of October 7, 1998, can only be utilized to offset future taxable income and tax, respectively, if any, of Glyko, Inc. In addition, the Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards and research and development credits available to be used in any given year should certain events occur, including sale of equity securities and other changes in ownership. The acquisition of Glyko, Inc. and the related issuance of stock represented a change of ownership under these provisions. There can be no assurance that the Company will be able to utilize net operating loss carryforwards and credits before expiration.

Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period-end. The Company has a cumulative net operating loss carryforward since inception, resulting in net deferred tax assets. A valuation allowance is placed on the net deferred tax assets to reduce them to an assumed net realizable value of zero.

5.  STOCK OPTION PLANS:

The Company's 1997 Stock Option Plan (the Plan) provides for the grant of incentive common stock options and nonstatutory common stock options to

                                      F.27
employees, directors, and consultants of the Company. The maximum aggregate number of shares that may be optioned and sold under the Plan is 5,000,000 shares.

Had compensation cost for the Plan been determined consistent with SFAS No. 123 for option grants to employees, the effect on the Company's net loss would have been as follows:

                                                                         Period from            Period from
                                                                       March 21, 1997          March 21, 1997
                                                   Year Ended          (Inception), to        (Inception), to
                                               December 31, 1998      December 31, 1997      December 31, 1998
                                               -------------------   --------------------    -------------------

Net loss as reported                            $    (12,313,654)       $   (2,762,765)       $  (15,076,419)
Pro forma effect of SFAS No. 123                        (468,000)               (1,640)             (469,640)
                                               -------------------   --------------------    -------------------

Pro forma net loss                              $    (12,781,654)       $   (2,764,405)       $  (15,546,059)
                                               ===================   ====================    ===================

Net loss per common share as reported                      (0.55)                 (0.34)                 (0.93)
                                               ===================   ====================    ===================

Pro forma loss per common share                            (0.57)                 (0.34)                 (0.96)
                                               ===================   ====================    ===================


                                      F.28

A summary of the status of the Company's stock option plan is as follows:

                                                                Weighted
                                                                 Average    Exercisable    Weighted Average
                                                                Exercise     at End of      Fair Value of
                                                Option Shares     Price        Year        Options Granted
                                                --------------------------------------------------------------

Outstanding at March 21, 1997                             --     $   --

   Granted                                           297,000        1.00                        $0.22
   Exercised                                              --         --
   Canceled                                               --         --
                                                ---------------

Outstanding at December 31, 1997                     297,000        1.00       232,000
                                                                           ==============

   Granted                                         2,507,660        4.18                        $2.40
   Exercised                                          (1,973)       1.00
   Canceled                                           (1,447)       1.00
                                                ---------------

Outstanding at December  31, 1998                  2,801,240       $3.84       761,609
                                                ===============            ==============


There are 2,198,760 options available for grant under the Plan at December 31, 1998. The average remaining contractual life of the options outstanding at December 31, 1998, is four years.

As of December 31, 1998, the 2,801,240 options outstanding consist of the following:

    Number of Options                           Weighted Average        Number of Options
       Outstanding          Exercise Price      Contractual Life           Exercisable
-------------------------- ------------------ ---------------------- ------------------------

          398,020                $1.00                3.88                     347,333
          255,540                 2.30                3.11                     180,846
        1,548,000                 4.00                9.03                     202,875
          599,680                 6.00                4.69                      30,555
--------------------------                                          ------------------------

        2,801,240                                                              761,609
==========================                                           ========================

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997 and 1998: risk-free interest rates ranging from 5.2 to 6.2 percent; expected dividend yield of 0 percent; expected life of four years for the Plan's options; and expected volatility of 0 percent.


                                      F.29

6.  COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company leases office space and research and testing laboratory space in various facilities under operating agreements expiring at various dates through 2009. Future minimum lease payments for the year ended December 31 are as follows:

1999                               $1,336,910
2000                                1,173,573
2001                                1,019,827
2002                                1,014,837
2003                                  866,405
Thereafter                          2,820,662
                                ---------------

         Total                   $  8,232,214
                                ===============

Rent expense for the year ended December 31, 1998 and for the periods from March 21, 1997 (inception), to December 31, 1997 and 1998, was $380,1873, $34,613, and
$414,800, respectively.

Research and Development Funding Commitments

The Company uses experts and laboratories at universities and other institutions to perform research and development activities. The Company has also licensed technology from certain institutions. Funding commitments to these institutions for the year ended December 31 are as follows:

      1999                         $1,076,335
      2000                            305,900
      2001                             50,000
      2002                             50,000
      2003                             50,000
                                ---------------

         Total                   $  1,532,235
                                ===============

Consulting Agreements

BioMarin had agreements with two consultants whereby the consultants were paid cash and granted common stock options in exchange for services. Options for 206,000 shares of common stock were granted in satisfaction for these services. These options were valued at $35,020 and were expensed during the period from March 21, 1997 (inception), through December 31, 1997.

Product Liability and Lack of Insurance

The Company is subject to the risk of exposure to product liability claims in the event that the use of its technology results in adverse effects during testing or commercial sale. The Company currently does not maintain product

                                      F.30
liability insurance. There can be no assurance that the Company will be able to obtain product liability insurance coverage at economically reasonable rates or that such insurance will provide adequate coverage against all possible claims.

7. RELATED-PARTY TRANSACTIONS:

BioMarin has contractual agreements for office space and certain administrative, research, and development functions with Glyko, Inc. BioMarin reimbursed Glyko, Inc. for rent, salaries and related benefits, and other administrative costs. Glyko, Inc. also reimburses BioMarin for salaries and related benefits. BioMarin also reimbursed Glyko, Inc. for a net $205,418, $240,848, and $446,266 for the year ended December 31, 1998, and the periods from March 21, 1997 (inception) to December 31, 1997 and 1998.

As discussed in Note 3, during August 1997, the Company entered into an agency agreement with an entity with which the chief executive officer and chairman of the board is affiliated. During June 1998, the Company entered into a second agency agreement. The Company issued a total of 899,500 shares of common stock and warrants to purchase another 801,500 shares of common stock to this entity and its affiliates for brokerage services pursuant to the terms of these agreements, also discussed in Note 3.

In addition, at December 31, 1998 and 1997, the Company had recorded amounts due from GBL of $114,005, and $79,607 respectively.

8.  COLLABORATIVE AGREEMENTS:

Genzyme

Effective September 4, 1998, the Company entered into an agreement (the Collaboration Agreement) with Genzyme to establish a joint venture dedicated to the worldwide development and commercialization of BM101 to treat MPS-I. In conjunction with the formation of the joint venture, the Company established a wholly owned subsidiary, BioMarin Genetics, Inc. The Company has a 49 percent interest in the joint venture, BioMarin Genetics, Inc. has a 1 percent interest, and Genzyme has the remaining 50 percent interest.

Under the Collaboration Agreement, BioMarin and Genzyme are each required to make capital contributions to the joint venture in an amount equal to 50 percent of costs and expenses associated with the development and commercialization of BM101. The parties also agree to share the profits equally from such commercialization. In addition, Genzyme purchased 1,333,333 shares of BioMarin common stock at $6.00 per share for total proceeds of $7,999,998 in a private placement and is obligated to purchase an additional $10,000,000 of common stock at the initial public offering price in a private placement concurrent with the initial public offering of the Company's stock. Genzyme has also agreed to pay BioMarin $12,100,000 in cash upon FDA approval of the BLA for BM101.

Other Agreements

The Company is engaged in research and development collaborations with various academic institutions, commercial research groups, and other entities. The agreements provide for sponsorship of research and development by the Company

                                      F.31
and may also provide for exclusive royalty-bearing intellectual property licenses or rights of first negotiation regarding licenses to intellectual property development under the collaborations. Typically, these agreements are terminable for cause by either party upon 90 days' written notice.

9.  COMPENSATION PLANS:

Employment Agreements

The Company has entered into employment agreements with seven officers of the Company. All of these agreements are terminable without cause by the Company upon six months' prior notice, or by the officer upon three months' prior written notice to the Company, with the Company obligated to pay salary and benefits hereunder until such termination. The annual salaries committed to under these agreements total approximately $1,000,000.

401(k) Plan

The Company participates in the Glyko Retirement Savings Plan (the 401(k) Plan). Most employees (the Participants) are eligible to participate following the start of their employment, on the earlier of the next occurring January 1 or July 1. Participants may contribute up to 15 percent of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. The Company pays the direct expenses of the 401(k) Plan but does not currently match or make contributions to employee accounts.

1997 Stock Plan

In November 1997, the Board adopted, and in April 1998, the stockholders approved, the 1997 Stock Plan (the 1997 Plan), which provided for the reservation of a total of 3,000,000 shares of common stock for issuance under the 1997 Plan. In December 1998, the Board adopted, and in January 1999, the stockholders approved, an amendment to the 1997 Plan to increase the number of shares reserved for issuance under it to an aggregate of 5,000,000 and to add an "evergreen provision" providing for an annual increase in the number of shares which may be optioned or sold under the 1997 Plan without need for additional Board or stockholder action to approve such increase (which increase shall be the lesser of 4 percent of the then-outstanding capital stock, 2,000,000 shares, or a lower amount set by the Board). The 1997 Plan provides for the grant of stock options and the issuance of restricted stock by the Company to its employees, officers, directors, and consultants.

1998 Employee Stock Purchase Plan

In December 1998 the Board adopted, and in January 1999 the stockholders approved, the 1998 Employee Stock Purchase Plan (the 1998 Purchase Plan). A total of 250,000 shares of Company common stock has been reserved for issuance under the 1998 Purchase Plan, plus annual increases equal to the lesser of 0.5 percent of the outstanding capital stock, 200,000 shares, or a lesser amount set by the Board. As of December 31, 1998, no shares have been issued under the 1998 Purchase Plan. The implementation of this plan is contingent on the completion of an initial public offering.

1998 Director Option Plan

The 1998 Director Option Plan (the Director Plan) was adopted by the Board of Directors in December 1998 and approved by the stockholders in January 1999. The Director Plan provides for the grant of nonstatutory stock options to

                                      F.32
nonemployee directors. A total of 200,000 shares of Company common stock, plus an annual increase equal to the number of shares needed to restore the maximum aggregate number of shares available for sale under the Director Plan or the lesser of 0.5 percent of the outstanding capital stock, 200,000 shares, or a lesser amount set by the Board, have been reserved for issuance under the Director Plan. As of December 1998, no options have been granted under the Director Plan.

In January 1999, the Board granted 621,774 stock options under the 1997 Plan to employees and directors of the Company at $7.00 per share and subsequently granted 55,000 stock options to employees of the Company at $7.00 per share. The Company's management estimates that these stock option prices reflect current market value.

10.  SUPPLEMENTAL CASH FLOW INFORMATION:

The following noncash transactions took place for the periods presented:

                                                                                    Period from              Period from
                                                                                  March 21, 1997           March 21, 1997
                                                          Year Ended              (Inception), to          (Inception), to
                                                       December 31, 1998         December 31, 1997        December 31, 1998
                                                     ----------------------    ----------------------    --------------------



Common stock issued in exchange for notes                           $--            $  2,500,000             $  2,500,000
Compensation in the form of common stock and
   common stock options                                              --                  18,020                   18,020

Common stock and common stock warrants issued in
   exchange for brokerage services                              588,000                 929,740                1,517,740

Bridge loan converted to common stock                                --                 880,000                  880,000

11.  GLYKO, INC.:

On October 7, 1998, the Company entered into an agreement to acquire all of the outstanding stock of its affiliate, Glyko, Inc. The total consideration for the acquisition was $14,500,500, comprising 2,259,039 shares of common stock of the Company, valued at $6.00 per share, the assumption of options held by certain Glyko, Inc. employees to purchase shares of GBL's common stock, which will require 255,540 shares of the Company's common stock to be issued if fully exercised, and $500 in cash. The acquisition was accounted for as a purchase.


                                      F.33

The following unaudited pro forma consolidated financial information reflects the results of operations for the year ended December 31, 1998 and for the periods from March 21, 1997 (inception), to December 31, 1997 and 1998 as if the acquisition had occurred on January 1, 1998 and March 21, 1997 (inception), respectively:

                                                                                 Period from
                                                                                  March 21,           Period from
                                                                              1997 (Inception),     March 21, 1997
                                                            Year ended         to December 31,      (Inception), to
                                                         December 31, 1998           1997          December 31, 1998
                                                        --------------------  -------------------  ------------------

Revenues                                                  $  2,530,325          $  1,995,562         $  4,345,887
Loss from operations                                       (13,044,201)           (6,027,890)         (17,532,186)
Net loss                                                   (12,379,832)           (5,953,934)         (16,797,384)
Net loss per share, basic and diluted                            (0.56)                (0.57)               (0.93)

Weighted average number of common shares outstanding        24,214,135            10,464,474           18,133,509

12.  SUBSEQUENT EVENT:

On April 13, 1999, the Company entered into a convertible note financing agreement in the amount of $26,000,000. Of this amount, GBL invested $4,300,000. These notes bear interest at 10 percent per annum.

All unpaid principal, together with all unpaid interest, shall be due and payable upon the earlier of (a) April 2002 (the "Maturity Date"), (b) immediately prior to a sale of all of the assets of the Company or a merger or acquisition of the Company with another entity, or (c) an initial public offering with net proceeds to the Company of at least $20,000,000.

On the Maturity Date, in lieu of any repayment in cash, the Company has the right to convert the amounts owed under the notes, in whole or part, into fully paid and nonassessable shares of common stock of the Company.

At any time prior to the Maturity Date, the notes automatically convert to shares of common stock of the Company immediately prior to (a) any merger or acquisition of the Company, (b) a sale of all the assets of the Company, or (c) an initial public offering with net proceeds to the Company of at least $20,000,000.

The price at which the notes will convert into shares of common stock is initially set at $10.00 per share and is subject to certain adjustments for possible future events. The convertible note agreement also contains certain anti-dilutive provisions.

                                      F.34