Form 10QSB
period 1999-03-31
GLYKO BIOMEDICAL LTD
filed 1999-05-17
CIK 908401

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

                  371 Bel Marin Keys Blvd., Suite 210,
                            Novato, California 94949
                    (address of principal executive offices)

                                 (415) 884-6700
              (Registrant's telephone number, including area code)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,463,374 common shares outstanding as of May 1, 1999.

    Transitional Small Business Disclosure Format (check one):  Yes___   No  X

                              GLYKO BIOMEDICAL LTD.
                                TABLE OF CONTENTS

                                                                         Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited).

         Balance Sheets as of  March 31, 1999
            and December 31, 1998..........................................2
         Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998..................................3
         Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998..................................4
         Notes to Consolidated Financial Statements........................5

         Item 2. Management's Discussion and Analysis.....................10

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.......................................23

         Item 2.  Changes in Securities...................................23

         Item 3.  Defaults upon Senior Securities.........................23

         Item 4.  Submission of Matters to a Vote of Security Holders.....23

         Item 5.  Other Information.......................................23

         Item 6.  Exhibits and Reports on Form 8-K........................23

SIGNATURE.................................................................24

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                                                        GLYKO BIOMEDICAL LTD.
                                                           BALANCE SHEETS
                                                          (In U.S. dollars)

                                                                          March 31,                   December 31,
                                                                            1999                          1998
                                                                   ------------------------      -----------------------
                                                                         (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                  $ 4,773,081                  $ 2,567,824
    Note receivable                                                                      -                      100,000
    Other current assets                                                            20,700                        9,710
                                                                   ------------------------      -----------------------
       Total current assets                                                      4,793,781                    2,677,534
Investment in BioMarin Pharmaceutical Inc.                                       5,955,696                    7,674,729
                                                                   ------------------------      -----------------------
       Total assets                                                           $ 10,749,477                 $ 10,352,263
                                                                   ========================      =======================

Liabilities and Stockholders' Equity
Current liabilities:
    Accrued liabilities                                                          $ 370,704                    $ 411,109
                                                                   ------------------------      -----------------------
       Total current liabilities                                                   370,704                      411,109

Stockholders' equity:
    Common stock, no par value, unlimited shares
       authorized, 31,453,374 and 28,020,234 shares
       issued and outstanding at March 31, 1999
       and December 31, 1998, respectively                                      20,527,515                   17,963,167
    Additional paid in capital                                                  11,222,691                   11,222,691
    Common stock warrants and options                                              165,261                      547,285
    Note receivable from stockholder                                              (712,261)                    (712,261)
    Accumulated deficit                                                        (20,824,433)                 (19,079,728)
                                                                   ------------------------      -----------------------
       Total stockholders' equity                                               10,378,773                    9,941,154
                                                                   ------------------------      -----------------------
       Total liabilities and stockholders' equity                             $ 10,749,477                 $ 10,352,263
                                                                   ========================      =======================







        The accompanying notes are an integral part of these statements.

                              GLYKO BIOMEDICAL LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited, in U.S. dollars)



                                                    Three months ended March 31,
                                             -----------------------------------------
                                                      1999                  1998
                                             -------------------   -------------------
Revenues:
      Sales of products and services            $          -            $  306,559
      Other revenues                                       -                99,135
                                             -------------------   -------------------
        Total revenues:                                    -               405,694

Expenses:
      Cost of products and services                        -                88,513
      Research and development                             -               163,685
      Selling, general and administrative             66,914               184,074
                                             -------------------   -------------------
        Total expenses:                               66,914               436,272
                                             -------------------   -------------------
Loss from operations                                 (66,914)              (30,578)
Equity in loss of BioMarin Pharmaceutical Inc.    (1,719,032)             (544,538)
Interest income                                       41,241                 5,800
                                             -------------------   -------------------
Net loss                                        $ (1,744,705)           $ (569,316)
                                             ===================   ===================

Net loss per common share, basic and diluted    $      (0.06)           $    (0.03)
                                             ===================   ===================

Weighted average number of shares
  used in computing per share amounts             29,460,589            21,880,055
                                             ===================   ===================



        The accompanying notes are an integral part of these statements.

                              GLYKO BIOMEDICAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited, in U.S. dollars)



                                                               Three months ended March 31,
                                                          --------------------------------------
                                                                 1999                  1998
                                                          ----------------      ----------------
Cash flows from operating activities:
    Net loss                                                $ (1,744,705)           $ (569,316)

Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                                      -                12,072
    Equity in the loss of BioMarin Pharmaceutical, Inc.        1,719,032               544,538
    Change in assets and liabilities:
      Trade receivables                                                -               (41,907)
      Inventories                                                      -                  (776)
      Other assets                                               (10,990)              (18,562)
      Accounts payable                                                 -                36,501
      Accrued liabilities                                         17,662               (39,163)
                                                          ----------------      ----------------
    Total adjustments                                          1,725,704               492,703
                                                          ----------------      ----------------
      Net cash used in operating activities                      (19,001)              (76,613)

Cash flows from investing activities:
    Purchases of property and equipment                                -                (3,659)
                                                          ----------------      ----------------
      Net cash used in investing activities                            -                (3,659)

Cash flows from financing activities:
    Net proceeds from the issuance of common stock and
     warrants in a private placement financing                         -                70,740
    Proceeds from the exercise of stock options and
     common stock warrants                                     2,124,258               240,378
    Repayment of note receivable                                 100,000                     -
                                                         ----------------      ----------------
      Net cash provided by financing activities                2,224,258               311,118
                                                         ----------------      ----------------
Net increase in cash                                           2,205,257               230,846

Cash and cash equivalents, beginning of period                 2,567,824               528,280
                                                         ----------------      ----------------
Cash and cash equivalents, end of period                     $ 4,773,081             $ 759,126
                                                         ================      ================


        The accompanying notes are an integral part of these statements.

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      The Company and Description of the Business

        Glyko Biomedical Ltd. (the Company or GBL), a Canadian company, was incorporated in 1992 to acquire all of the outstanding capital stock of Glyko, Inc., a Delaware corporation. Both entities were under common control and the share exchange was accounted for in a manner similar to a pooling. Since its inception in October 1990, Glyko, Inc. has been engaged in research, development, manufacturing and marketing of new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. Glyko, Inc. has developed a line of analytic instrumentation laboratory products that include an imaging system, analysis software and chemical analysis kits.

        In October 1996, GBL incorporated BioMarin Pharmaceutical Inc. (BioMarin), a Delaware corporation in the development stage, to develop the Company's pharmaceutical products. BioMarin began business on March 21, 1997 and issued 1,500,000 shares of common stock to GBL for $1.5 million. As consideration for a certain license agreement dated June 1997, BioMarin issued GBL 7,000,000 shares of BioMarin common stock. Beginning in October 1997, BioMarin raised capital from third parties with the result that at December 31, 1997, GBL's ownership interest in BioMarin had been reduced to 41.3% of BioMarin's outstanding capital stock. As of December 31, 1997, the Company began recording its share of BioMarin's net loss utilizing the equity method of accounting. On June 30, 1998, BioMarin raised net proceeds of $3.3 million (598,535 shares) including a $1.0 million investment from GBL. On August 3, 1998 BioMarin raised an additional $8.1 million from third parties. On September 4, 1998, BioMarin received $8 million from Genzyme Corp. ("Genzyme") upon execution of a joint venture agreement in which BioMarin issued 1,333,333 shares of common stock to Genzyme. BioMarin has a 50% interest in the income or loss of the joint venture, BioMarin/Genzyme, LLC.

        On October 7, 1998, GBL sold to BioMarin 100% of the outstanding capital stock of Glyko, Inc. in exchange for 2,259,039 shares of BioMarin's common stock and other consideration. As part of the sale, BioMarin agreed to assume options, previously issued to employees of Glyko, Inc., to purchase up to 585,969 shares of GBL's common stock (exercisable into 255,540 shares of BioMarin common stock) and agreed to pay GBL $500 in cash. As of December 31, 1998, GBL owned 41.7% of BioMarin's outstanding capital stock.

       Since its inception, GBL has incurred a cumulative deficit of $20,824,433 and the Company expects to continue to incur losses during 1999 due to its share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc. on October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin.
       Accordingly, without further investment in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations which are of limited scope and cost. BioMarin will require additional capital. While GBL was not obligated to provide this capital, in April, 1999, the Company purchased BioMarin notes in the amount of $4,300,000, as part of BioMarin's $26,000,000 convertible note financing which was closed on April 13, 1999. BioMarin had an accumulated deficit of $19,470,072 at March 31, 1999 and is expected to incur significant losses throughout 1999 and beyond. Management of BioMarin believes that the convertible note financing will be sufficient to meet its minimum obligations through December 31, 1999. However, BioMarin will seek additional financing in the near term to fully execute its business strategies and meet its longer term obligations. Management of GBL believes that at March 31, 1999 there has not been any impairment of its investment in BioMarin.

       The accompanying financial statements should be read in conjunction with the Company's annual report on form 10-KSB for the fiscal year ended December 31, 1998.

                             GLYKO BIOMEDICAL, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.      Summary of Significant Accounting Policies

        The accompanying consolidated financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars as all of the Company's operations were located in the United States. The consolidated financial statements include the accounts and operations of the Company and Glyko, Inc for the period from January 1, 1998 through March 31, 1998. For the three months ended March 31, 1999, the operations of Glyko, Inc. have been consolidated into the operations of BioMarin. The results of operations of BioMarin have been reported in the Company's financial statements for the three months ended March 31, 1999 and 1998, based on the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

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

       Sale of Glyko, Inc. and Investment in BioMarin Pharmaceutical Inc.:

       BioMarin acquired Glyko, Inc. from GBL through the exchange of BioMarin stock for Glyko, Inc. stock and accounted for the acquisition based upon the fair market value of the BioMarin stock issued (using the same per share price as used in a recent arms-length transaction), the assumption of responsibility for certain stock options previously issued to Glyko, Inc. employees (see Note 1), and $500 in cash. In consolidating Glyko, Inc., BioMarin recorded intangible assets, including goodwill, to the extent that the fair market value of the stock issued exceeded the fair market value of the tangible assets of Glyko, Inc. GBL recorded the stock of BioMarin received at the historical cost basis of its investment in Glyko, Inc. GBL accounts for its investment in BioMarin using the equity method of accounting. However, as it has not recorded its investment in BioMarin at fair market value, it does not record its share of the losses recorded by BioMarin related to the write-off or amortization of intangible assets recorded on the acquisition of Glyko, Inc.

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       During the three months ended March 31, 1999, BioMarin recorded a charge to operations of $271,274 in connection with purchase of Glyko, Inc. for the amortization of goodwill and other intangible assets, which are being amortized over ten years. In recording its share of BioMarin's loss for this period, GBL reduced this loss for its share of the amortization of goodwill and other intangible assets.

       As of March 31, 1999, GBL's share of BioMarin's outstanding capital stock was 41.7%. The exercise of BioMarin options or warrants will result in a reduction of GBL's ownership percentage and future fundraising efforts of BioMarin may result in a similar reduction of GBL's ownership percentage. To the extent that the issuance of common stock by BioMarin to third parties at a per share price greater than or less than the per share carrying value of GBL's investment in BioMarin, the resulting gain or loss is reflected as an increase or decrease, respectively, in additional paid in capital in the balance sheets.

       Product Sales:

       During the period in which the Company consolidated the operations of Glyko, Inc., the Company recognized product revenues and related cost of sales upon shipment of products. Service revenues were recognized upon completion of services as evidenced by the transmission of reports to customers. Other revenues, principally licensing and distribution fees, were recognized upon completion of applicable contractual obligations.

       During 1994, the Company recorded a charge to operations of $219,811 related to the termination of an agreement with one of its stockholders. This charge was the estimated fair value of 500,000 shares of common stock to be received by the stockholder in settlement of the agreement. The Toronto Stock Exchange has not permitted the issuance of the 500,000 shares because the transaction is not considered arms length. The stockholder was a stockholder in the Company from 1990 until April 1998. At March 31, 1999 the liability of $219,811 is included in accrued liabilities in the accompanying balance sheets.

       Net Loss per Share:

       Potentially dilutive securities outstanding at March 31, 1999 and 1998, respectively, include options for the purchase of 349,560 and 2,158,111 shares of common stock and warrants for the purchase of 2.5 million and
       10.8 million shares of common stock, respectively. These securities were not considered in the computation of dilutive loss per share because their effect would be anti-dilutive for the three months ended March 31, 1999 and 1998.

       New Accounting Standards:

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which is effective for fiscal years beginning after June 15, 1999 is not expected to have a material impact on the Company's financial position or results of operations.

       Reclassifications:

       Certain balances in the prior periods have been reclassified to conform with the current period presentation.

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.     Investment in BioMarin Pharmaceutical Inc.

       Results of the Company's unconsolidated affiliate, BioMarin, a development stage company, are summarized as follows for the three months ended March 31, 1999 and 1998 and for the period from March 21, 1997 (inception) to March 31, 1999:


                                                Three months          Three months           Period from
                                                    ended                 ended            March 21, 1997
                                                  March 31,             March 31,          (inception), to
                                                    1999                  1998             March 31, 1999
                                                 (unaudited)           (unaudited)           (unaudited)
                                              ------------------    ------------------    ------------------

REVENUES:
   Revenues - products and services           $       325,877       $             -         $      576,174
   Revenues from joint venture                        746,272                     -              1,583,729
   Revenues - other                                    32,169                     -                134,824
                                              ------------------    ------------------    ------------------
                       Total revenues               1,104,318                     -              2,294,727

OPERATING COSTS AND EXPENSES:
   Cost of goods sold                                 102,701                     -                210,643
   Research and development                         3,820,087             1,108,233             16,236,518
   General and administrative                       1,548,928               348,550              5,994,113
                                              ------------------    ------------------    ------------------
                Loss from operations               (4,367,398)           (1,456,783)           (20,146,547)

EQUITY IN LOSS OF BIOMARIN/
   GENZYME, LLC                                      (179,866)                    -               (227,037)
INTEREST INCOME                                       153,611               138,288                903,512
                                              ------------------    ------------------    ------------------
                Net loss                      $   (4,393,653)       $   (1,318,495)        $   (19,470,072)
                                              ==================    ==================    ==================

THE COMPANY'S EQUITY IN
    LOSS OF BIOMARIN                          $   (1,719,032)       $     (544,538)        $    (7,974,512)
                                              ==================    ==================    ==================


4.     Note Receivable

       As part of its compensation for certain services, GBL issued stock options to a consulting group. In September 1998, GBL loaned $100,000 to the consulting group in anticipation that the Toronto Stock Exchange would approve the stock options. In the first quarter of 1999, the options were approved by the Toronto Stock Exchange and this note was repaid in full.

       In November 1998, per the terms of the BioMarin acquisition of Glyko, Inc., GBL loaned $712,261 to an officer of the Company to exercise expiring stock options. The loan is secured by the stock and is a full recourse note.

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.     Related Party Transactions

       Prior to the sale of Glyko, Inc. to BioMarin, the Company subleased office and lab space to, and performed certain administrative and research and development functions for BioMarin. BioMarin reimbursed the Company for rent, salaries and related benefits and other administrative costs and the Company reimbursed BioMarin for salaries and related benefits. BioMarin reimbursed the Company a net $0 for the three months ended March 31, 1999 and a net $10,817 for the three months ended March 31, 1998. The Company also provided analytical services and products to BioMarin at a 27% discount in 1998. Total receipts to the Company from sales to BioMarin totaled $16,272 during the three months ended March 31, 1998.

       Since October 8, 1998, the Company has agreed to pay BioMarin a monthly management fee for its services to the Company primarily relating to management, accounting, finance and government reporting. The Company has accrued management fee expenses due to BioMarin of $23,312 for the quarter ended March 31, 1999.

6.     Subsequent Events

       In April, 1999, the Company purchase BioMarin notes in the amount of $4,300,000, as part of BioMarin's $26,000,000 convertible note financing which was closed on April 13, 1999. These notes bear interest at 10% per annum. All unpaid principal, together with all unpaid interest, shall be due and payable in common stock of BioMarin upon the earlier of (a) April 2002 (the "Maturity Date"), (b) immediately prior to a sale of all of the assets of BioMarin or a merger or acquisition of BioMarin with another entity, or (c) an initial public offering with net proceeds to BioMarin of at least $20,000,000. The price at which the notes will convert into shares of BioMarin common stock is initially set at $10.00 per share and is subject to certain adjustments for possible future events. The convertible note agreement also contains certain anti-dilutive provisions.

        In May 1999, BioMarin's wholly-owned subsidiary, Glyko, Inc., acquired key assets of the Biochemical Research Reagent Division of Oxford GlycoSciences Plc. The acquisition was made to increase Glyko, Inc.'s product offerings and was valued from $1.5 million to $2.1 million, depending on the future sales of the acquired products.

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

Overview

Glyko Biomedical Ltd. is a Canadian holding company that at March 31, 1999 owned 41.7% of the outstanding capital stock of BioMarin Pharmaceutical Inc. (BioMarin). As of October 7, 1998, BioMarin owned 100% of the capital stock of Glyko, Inc. Glyko, Inc. and BioMarin are operating companies based in California. On October 7, 1998, BioMarin acquired Glyko, Inc., in a transaction valued at $14,500,500. As consideration for the acquisition of all of the outstanding shares of Glyko, Inc., BioMarin issued 2,259,039 shares of common stock to the Company, assumed Glyko, Inc.'s employee stock options exercisable for 255,540 shares of BioMarin common stock, and paid $500 in cash. Glyko Biomedical Ltd. consolidated the operations of Glyko, Inc. through October 7, 1998. Subsequent to October 7, 1998, the accounts of Glyko Biomedical Ltd. are presented on a stand-alone basis. In this period the results of operations of Glyko, Inc. have been consolidated into the results of operations of BioMarin. BioMarin's results of operations are recorded by Glyko Biomedical Ltd. using the equity method of accounting. Numerical references in the following discussion are rounded to the nearest thousand.

Since its inception in October 1990, Glyko, Inc. has been engaged in the research, development, manufacturing and marketing of new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. Glyko, Inc. has developed a line of analytic instrumentation laboratory products that include an imaging system, analysis software and chemical analysis kits. Glyko, Inc., as a wholly owned subsidiary of BioMarin, continues to develop additional chemical kits for use with the imaging system, and is also developing a line of carbohydrate diagnostic products. In addition to the activities of Glyko, Inc., BioMarin is engaged in the discovery, development and commercialization of carbohydrate enzyme therapeutics.

The Company's net loss for the three months ended March 31, 1999 and 1998 was $1,745,000 and $569,000, respectively. The primary component of this loss was the Company's share of the net loss of BioMarin accounted for under the equity method of accounting. The losses of Glyko, Inc. for the three months ended March 31, 1999 have been consolidated into BioMarin's loss for that period. GBL expects to continue to incur losses during 1999 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. The BioMarin losses do not have an impact on the cash position of GBL. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. BioMarin will require additional capital. While GBL was not obligated to provide this capital (or any other capital), in April 1999, the Company purchased BioMarin notes in the amount of $4,300,000, as part of BioMarin's $26,000,000 convertible note financing which was closed on April 13, 1999. BioMarin has an accumulated deficit of $19,470,000 at March 31, 1999 and is expected to incur significant losses throughout 1999 and beyond. Management of BioMarin believes that the convertible note financing will be sufficient to meet its minimum obligations through December 31, 1999. However, BioMarin will seek additional financing in the near term to fully execute its business strategies and meet its longer term obligations. Management of GBL believes that at March 31, 1999, there has not been any impairment of its investment in BioMarin.

Results of Operations

The principal operations of GBL related to the operations of Glyko, Inc. through October 7, 1998. The quarter ended March 31, 1998 include the operations of Glyko, Inc. For the quarter ended March 31, 1999, the operations of Glyko, Inc. are reflected in the accompanying financials statements through the Company's equity in the loss of BioMarin.

There were no revenues for the quarter ended March 31, 1999 due to the sale of the Company's operating entity, Glyko, Inc. Revenues for the three months ended March 31, 1998 were $406,000 and consisted of sales of products and services of $307,000 and other revenues representing development fees of $25,000 and grant revenues of $74,000, all by Glyko, Inc. Sales of products and services consisted of sales of chemical analysis kits and imaging systems, and fees for custom analytic services.

There were no cost of sales of products and services for the quarter ended March 31, 1999 due to Company's sale of Glyko, Inc. Cost of sales of products and services was 29 percent for the quarter ended March 31, 1998.

There were no research and development expenses for the quarter ended March 31, 1999 due the Company's sale of Glyko, Inc. Research and development expenses for the quarter ended March 31, 1998 were $164,000 representing internal research expenses for the development of future products, including diagnostic software, new enzymes and improvements on the imaging system.

Selling, general and administrative expense was $67,000 for the quarter ended March 31, 1999, a decrease of $117,000 from the selling, general and administrative expenses of $184,000 incurred for the quarter ended March 31, 1998. The decrease is due to the sale of Glyko, Inc. by the Company and the subsequent reduction in administrative requirements. Selling, general and administrative expense for the quarter ended March 31, 1999 represented management fees accrued to BioMarin for management, accounting, finance and government reporting and expenses related to the Company's special meeting on March 10, 1999.

Equity in loss of BioMarin for the quarter ended March 31, 1999 was $1,719,000 compared to $545,000 for the quarter ended March 31, 1998, an increase of $1,174,000. The increase was due to the increased net loss of BioMarin.

Interest income earned for the quarter ended March 31, 1999 and 1998 of $41,000 and $6,000, respectively, resulted from earnings on cash invested in short term interest bearing accounts. The increase in interest income in the first quarter of 1999 resulted from higher cash balances available for investment due to the exercise of stock options and warrants in the last three quarters of 1998 and the first quarter of 1999. Interest expense for the quarters ended March 31, 1999 and 1998 was immaterial.

Liquidity and Capital Resources

The Company's cash position increased by $2,568,000 in the first quarter of 1999 to $4,773,000. Net cash proceeds of $2,224,000 relating to the issuance of common stock from the exercise of stock options and warrants and proceeds from a loan repayment advanced for a stock option exercise was partially offset by net cash used in operating activities of $19,000.

Since its inception, the Company has incurred a cumulative deficit of $20,824,000 and GBL expects to continue to incur losses during 1999 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investments in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations which are of limited scope and cost. BioMarin will require additional capital. While GBL was not obligated to provide this capital (or any other capital), in April 1999, the Company purchased BioMarin notes in the amount of $4,300,000, as part of BioMarin's $26,000,000 convertible note financing which was closed on April 13, 1999. BioMarin had an accumulated deficit of $19,470,000 at March 31, 1999 and is expected to incur significant losses throughout 1999 and beyond. Management of BioMarin believes that the convertible note financing will be sufficient to meet its minimum obligations through December 31, 1999. However, BioMarin will seek additional financing in the near term to fully execute its business strategies and meet its longer term obligations. Management of GBL believes that at March 31, 1999, there has not been any impairment of its investment in BioMarin. See "Risk Factors - Dependence on Investment in BioMarin," "-History of Operating Losses - Uncertainty of Future Profitability."

                                  RISK FACTORS


Dependence on Investment in BioMarin

As of March 31, 1999, GBL's principal asset was its 41.7% ownership of BioMarin's outstanding capital stock. GBL's success is dependent on the successful operations of BioMarin including, but not limited to, BioMarin's ability to receive FDA approval of existing and future pharmaceutical product candidates, BioMarin's ability to retain key personnel, BioMarin's ability to manufacture and market products effectively and successfully and BioMarin's ability to raise additional cash to fund future operations. BioMarin is a development stage company, with its only revenues currently being earned from the sale of its analytic and diagnostic products resulting from the acquisition of Glyko, Inc.

History of Operating Losses - Uncertainty of Future Profitability

The Company's share of BioMarin's net loss resulted in the Company reporting a net loss for the three months ended March 31, 1999 of $1,745,000. GBL expects to continue to incur losses during 1999 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investments in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations. BioMarin will require additional capital. While GBL was not obligated to provide this capital, in April 1999, the Company purchased BioMarin notes in the amount of $4,300,000, as part of BioMarin's $26,000,000 convertible note financing which was closed on April 13, 1999. BioMarin had an accumulated deficit of $19,470,000 at March 31, 1999 and is expected to incur significant losses throughout 1999 and beyond. Management of BioMarin believes that the convertible note financing will be sufficient to meet its minimum obligations through December 31, 1999. However, BioMarin will seek additional financing in the near term to fully execute its business strategies and meet its longer term obligations. Management of GBL believes that at March 31, 1999, there not has been any impairment of its investment in BioMarin.

Early Stage Company: BioMarin Has Only A Limited Operating History And Is In An Early Stage Of Development

BioMarin is in an early stage of development. Since BioMarin began operations in March 1997, BioMarin has been engaged primarily in research and development. BioMarin has a limited operating history on which to base an evaluation of its business and prospects, and BioMarin has no sales revenues from any of its drug candidates.

Capital Requirements: BioMarin Must Generate Substantial Capital To Fund Its Operations

BioMarin expect to continue to spend substantial amounts of capital for its operations for the foreseeable future. Activities which will require additional expenditures include: research and development programs, preclinical studies and clinical trials, regulatory processes, establishment of commercial scale manufacturing capabilities and expansion of sales and marketing activities. The amount of capital BioMarin may need depends on many factors, including:

    .  The progress, timing and scope of its research and development programs

    . The progress, timing and scope of its preclinical studies and clinical trials

    .  The time and cost involved in obtaining regulatory approvals

    . Installing, validating and completing process qualification of manufacturing capacity

    .  Competing technological and market developments

    . Changes and developments in its existing collaborative, licensing and other commercial relationships

    . Any new collaborative, licensing and other commercial relationships that BioMarin may establish

Moreover, BioMarin's fixed expenses such as rent, license payments and other contractual commitments are substantial and are likely to increase in the future. BioMarin believe that the net proceeds of this offering, together with its available cash, cash equivalents, short-term investment securities and investment income, will be sufficient to meet its operating and capital requirements through at least the next 12 months. This estimate is based on certain assumptions which may prove to be wrong. As a result, BioMarin may need additional financing prior to that time.

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

Accumulated Deficit: BioMarin Has An Accumulated Deficit Of $15.1 Million And Expect To Incur Operating Losses For The Foreseeable Future

BioMarin has operated with a net loss since it was formed. As of December 31, 1998, BioMarin had an accumulated deficit of approximately $15.1 million. To date, BioMarin has not generated any sales revenues from its drug candidates, and BioMarin expect its operating losses to increase as it conducts more research and development. BioMarin's losses mainly arise from expenses related to research and development, including clinical trials for drug candidates and related administrative activities. BioMarin expects to spend substantial amounts in the future for additional research, development and manufacturing activities. Examples of these activities include the following:

    .  Preclinical studies

    .  Clinical trials

    .  Regulatory submission and review

    .  Manufacturing process development, scale-up and start-up activities

    . Construction of research, process development, clinical manufacturing and commercial manufacturing facilities

Because of the relative small size and scale of BioMarin's wholly-owned subsidiary, Glyko, Inc., profits from products and services offered by it are expected to be insufficient to offset the expenses associated with BioMarin's pharmaceutical business. As a result, BioMarin expect that operating losses will continue and increase for the foreseeable future.

BioMarin's future profitability depends on it receiving regulatory approval of its drug candidates and BioMarin's ability to successfully manufacture and market any approved drugs, either by itself or jointly with others. The extent of BioMarin's future losses and the timing of profitability are highly uncertain and cannot be accurately predicted.

Product Marketability: None Of BioMarin's Drug Products Are Currently Marketed And BioMarin Is Not Certain That Any Of Them Will Ever Be Marketed

None of BioMarin's drug candidates has received regulatory approval to be commercially marketed and sold. BioMarin has several drug candidates in various stages of preclinical and clinical development. For example,

BioMarin's first drug candidate, an enzyme replacement therapy for MPS-I, is not expected to be commercially available until at least 2000. BioMarin's other drug candidates will not be commercially available for at least several more years. Because of the risks and uncertainties in biopharmaceutical development, BioMarin's drug candidates could take a significantly longer time to gain regulatory approval than it expects or may never gain approval. Prior to being commercially sold, all of BioMarin's drug candidates must evolve through the following stages:

    .  Laboratory testing and preclinical studies

    .  Clinical trials

    .  Manufacturing process development, scale-up and start-up activities

    .  Regulatory approval

Even if BioMarin's drug candidates receive regulatory approval, BioMarin must be able to manufacture approved products at acceptable cost and successfully market the approved products before BioMarin can become profitable.

Clinical Trials: BioMarin Must Successfully Complete Clinical Trials Before Its Drug Products Can Be Submitted for Regulatory Approval

BioMarin must demonstrate that its drug candidates are safe and effective for use on the target patients in order to receive regulatory approval for commercial sale. Typically, if a drug candidate is intended to treat a chronic disease, such as MPS-I, safety and efficacy data must be gathered over an extended period of time. In addition, clinical trials are typically conducted in three phases. The FDA generally requires two pivotal clinical trials that demonstrate substantial evidence of safety and efficacy and appropriate dosing in a broad patient population at multiple sites to support an application for regulatory approval. Clinical trials of drugs are time consuming and costly. In certain circumstances, a single trial may be sufficient to prove safety and efficacy under the FDA's Modernization Act of 1997.

BioMarin's strategy for the development of therapeutics for certain genetic disorders is to conduct only one clinical trial on a small number of patients, which would then be the basis for BioMarin's submission of a Biological License Application, or BLA, to the FDA. For example, at the end of October 1998, BioMarin completed one clinical trial with 10 patients on its first drug candidate BM101 to support BioMarin's BLA submission. The FDA may request additional trials to be conducted. If BioMarin has to conduct further clinical trials, whether for BM101 or other products developed in the future, it would significantly increase BioMarin's expenses and delay regulatory approval and product launch.

If BM101 is approved based on BioMarin's Phase III study, BioMarin will be required to conduct a Phase IV study of BM101 to validate the Phase III endpoints. If the Phase IV study fails to verify the clinical benefit of BM101 or demonstrates that BM101 is not safe or effective, BioMarin's FDA approval can be withdrawn on an expedited basis. Furthermore, if adverse effects are identified after marketing, FDA approval may be rapidly revoked and the drug no longer marketed.

Preclinical Studies And Clinical Trial Results: The Results Of Preclinical Studies And Clinical Trials Are Not Necessarily Indicative Of The Success Of A Drug Candidate

BioMarin must conduct preclinical studies in animals and clinical trials in humans for each of its drug candidates before BioMarin can seek FDA approval to commercially sell the drug candidate. BioMarin expects the number of preclinical studies and clinical trials that the FDA will require will vary depending on the drug candidates, the indications and the regulatory pathway for the particular drug candidate. BioMarin may need to perform preclinical studies on multiple animal models using various doses and formulations before it can begin clinical trials, which could result in delays of commercialization of any drug candidates. Furthermore, even if BioMarin obtain favorable results in preclinical studies on animals, the results in humans may be different.

An additional risk inherent in clinical trials is that the results of initial smaller clinical trials differ from the results obtained from subsequent more extensive testing and long-term trials. Adverse or inconclusive final clinical results would stop us from filing for regulatory approval. Such results may also cause us to abandon further work on a drug candidate. As a result, BioMarin cannot be certain that BioMarin's research and development, including preclinical studies and clinical trials, will be successfully completed. BioMarin cannot guarantee that its drug candidates will obtain the necessary regulatory approvals. Finally, additional factors that can cause delay or termination of BioMarin's clinical trials include:
    .  Slow patient enrollment

    . Longer treatment time required to demonstrate efficacy with respect to primary and secondary clinical endpoints

    .  Lack of sufficient supplies of the drug candidate

    .  Adverse medical events or side effects in treated patients

    .  Lack of effectiveness of the drug candidate being tested

Small Patient Populations: Small Patient Populations Heighten BioMarin's Need For Attractive Pricing And High Penetration Into The Market

BioMarin's strategy with respect to BioMarin's initial drug candidates is to target disorders where the patient populations are small and seek orphan drug designation. For example, two of BioMarin's initial drug candidates in genetic disorders, BM101 and BM102, target patients with MPS-I and MPS-VI, respectively. BioMarin estimates that in the United States and Canada, there are approximately 1,000 patients with MPS-I and 340 patients with MPS-VI. In addition, other drug candidates BioMarin is developing are to treat conditions, such as other genetic diseases and serious burns, with small patient populations. Due to the small patient populations in these markets, obtaining attractive pricing and patient reimbursement for BioMarin's drug candidates is critical to its success. BioMarin cannot be certain that it will be able to obtain sufficient pricing to justify BioMarin's product development efforts. BioMarin also cannot be certain that it will be able to achieve sufficient penetration of these small markets to achieve any commercial success.

Government Regulation: BioMarin Must Receive Regulatory Approval Before Selling and Marketing BioMarin's Drugs

BioMarin's drug candidates are subject to extensive regulation by the federal government, principally the FDA and by state and local governments. FDA regulations govern the development, testing, manufacturing, advertising and selling of drug products. If BioMarin's products are distributed abroad, they are also subject to foreign government regulation.

Before BioMarin can commercially sell its products in the United States, BioMarin must obtain FDA approval for each drug for a particular indication that it intends to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. As part of the FDA approval process, BioMarin must conduct, at its own expense, preclinical studies and clinical trials on each drug candidate. Even if the FDA grants approval, it may later withdraw its approval if BioMarin fails to comply with their regulations or if subsequent problems with its drug candidates occur. FDA approval may also limit the uses or indications for which BioMarin's drug candidates may be promoted and sold.

In addition, manufacture of BioMarin's drug products must comply with the FDA's cGMP regulations. The cGMP regulations govern quality control and documentation policies and procedures. BioMarin's manufacturing facilities are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities, before and after product approval. Because BioMarin is currently in the process of developing the manufacturing site and process for commercial manufacture of BM101, BioMarin's facility has not yet been inspected by any governmental entity. Before commercial manufacturing can commence, BioMarin must obtain regulatory approval of its manufacturing facility and process. BioMarin cannot guarantee that it, or any potential third-party manufacturer of BioMarin's drug products, will be able to comply with cGMP regulations. Certain material changes to the manufacturing processes after approvals are also subject to review and approval by the FDA or other regulatory agencies.

BioMarin cannot guarantee that it will obtain the necessary government approvals or comply with applicable laws for manufacturing or marketing any of its drug candidates. If BioMarin fails to comply with FDA regulations, the FDA could deny marketing approval or withdraw approval if it has been granted. If BioMarin were to fail to receive approval, were delayed in receiving approval, or failed to comply with FDA regulations, BioMarin could be prevented from selling its drug candidates. If BioMarin fails to comply with FDA regulations after a particular drug candidate is on the market, BioMarin may receive warning letters and face sanctions such as fines, withdrawals of previous FDA approvals and criminal prosecutions. The FDA may also impose injunctions preventing BioMarin from manufacturing or selling the product or it may recall or seize BioMarin's products.

Although BM101 has obtained fast track designation, BioMarin cannot guarantee a faster review process or faster approval compared to the normal FDA procedures. The FDA may still require BioMarin to conduct further clinical trials to confirm the beneficial effects, if any, of BM101, and to validate surrogate endpoints prior to approval. Failure to verify clinical benefit of BM101 or demonstrate that BM101 is safe and effective can subject BM101 to expedited withdrawal procedures. BioMarin will also have to submit all promotional materials related to BM101 for FDA review and pre-approval until such time that the FDA removes this requirement. The commercial launch of BM101 would be delayed if the FDA decides that more data or additional larger studies for BM101 are needed.

Orphan Drug Exclusivity: BioMarin's Success Depends On Its Ability To Obtain Orphan Drug Exclusivity

BioMarin received orphan drug designation from the FDA for BM101 in September 1997. In February 1999, BioMarin received orphan drug designation from the FDA for BM102. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition defined as a patient population of less than 200,000. The sponsor that obtains the first FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the orphan indication for a period of seven years. However, different drugs can be approved for the same orphan indication. BioMarin cannot guarantee it will receive the first FDA approval on any designated drug and, therefore, receive market exclusivity or that orphan drug exclusivity will reduce competition.

As part of BioMarin's business strategy, it intends to develop drugs that may be eligible for FDA orphan drug designation. Because the extent and scope of patent protection for BioMarin's drug candidates is uncertain, orphan drug designation is particularly important for BioMarin's products that are eligible for such designation. BioMarin plans to rely on the exclusivity period under the orphan drug designation to maintain a competitive position. However, BioMarin does not know if the FDA will grant orphan drug designation or marketing exclusivity for any of its products other than BM101 and BM102. Even if BioMarin obtains orphan drug designation, BioMarin cannot guarantee that it will be the first to obtain marketing approval for any orphan indication or that exclusivity would effectively protect the product from competition. Orphan drug designation does not shorten the development or FDA review time of a drug so designated nor give the drug any advantage in the FDA review or approval process.

Third-Party Payors: BioMarin's Success Depends On Its Ability To Be Reimbursed By Third-Party Payors

BioMarin's ability to successfully commercialize its drug candidates depends on the availability of reimbursement for its drugs from government health agencies, such as Medicare and Medicaid in the United States, private health insurers and other organizations. The course of treatment for patients with MPS-I using BM101 is expected to be expensive. BioMarin expects patients to need treatment throughout their lifetimes. BioMarin expects that families of patients will not be capable of paying for this treatment themselves. If medical reimbursement were denied for this treatment, there would be no commercially viable market for BM101.

Third-party payors, such as government or private health care insurers, carefully review and increasingly challenge the price charged for drugs. Reimbursement rates from private companies vary depending on the third-party payor, the insurance plan and other factors. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. BioMarin cannot be certain that third-party payors will pay for the costs of its drugs and the courses of treatment. Even if BioMarin is able to obtain reimbursement from third-party payors, it cannot be certain that reimbursement rates will be enough to allow BioMarin to profit from sales of its drugs.

BioMarin currently has no expertise in reimbursement and expects to rely on its partner Genzyme and its expertise to obtain reimbursement for BM101. BioMarin cannot predict what the reimbursement rates will be. In addition, BioMarin will need to develop its own reimbursement expertise for future drug candidates unless BioMarin enters into collaborations with other companies with the necessary expertise.

BioMarin expects that reimbursement in the future will be subject to increased restrictions both in the United States and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. Governmental and private third-party payors have proposed health care reforms and cost reductions. In the United States there have been a number of federal and state proposals to control the cost of health care, including the cost of drug treatments. In certain foreign markets, the government controls the pricing which would affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect BioMarin's future revenues from sales of its drugs and may adversely affect its business and prospects.

Proprietary Technology: BioMarin's Ability To Protect Its Patents And BioMarin's Proprietary Technology And Information Is Uncertain

Where appropriate, BioMarin seeks patent protection for certain aspects of its technology. However, for some of the enzymes BioMarin is developing, including BM101 and BM102, meaningful patent protection may not be available.

The patent positions of biotechnology companies are extremely complex and uncertain. The scope and extent of patent protection for some of BioMarin's products are particularly uncertain because key information on some of the enzymes BioMarin is developing has existed in the public domain for many years. This means that other parties have published the structure of the enzyme, the methods for purifying or producing the enzyme or the methods of treatment. If such publications exist, they can prevent BioMarin's patent applications from issuing or can limit the scope of coverage for issued patents.

In addition, BioMarin's owned and licensed patents and patent applications do not ensure the protection of its intellectual property for a number of other reasons:

    . BioMarin does not know whether its patent applications will result in actual patents. For example, BioMarin may not have developed a method for treating s disease before others developed similar methods.

    . BioMarin's competitors may interfere in BioMarin's patent process, which can delay the grant of a patent and reduce the scope of BioMarin's patent protection.

    . Even if BioMarin receives a patent, it may not provide much practical protection. The government agencies that grant patents have not followed a consistent policy. If BioMarin receives a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on BioMarin's patent.

    . Enforcing patents is expensive and may absorb significant time by BioMarin's management. In litigation, a competitor could claim that BioMarin's issued patents are not valid for a number of reasons. If the court agrees, BioMarin would lose that patent.

In addition, competitors also seek patent protection for their technology. There are many patents in BioMarin's field of technology, and BioMarin cannot guarantee that it does not infringe on those patents or that BioMarin will not infringe on patents granted in the future. If a patent holder believes BioMarin's product infringes on their patent, the patent holder may sue BioMarin even if BioMarin has received patent protection for its technology. If someone else claims BioMarin infringes on their technology, BioMarin would face a number of issues, including:

    .  Defending a lawsuit takes significant time and can be very expensive.

    .  If  the  court  decides  that   BioMarin's   product   infringes  on  the
       competitor's patent, it may have to pay substantial damages for past infringement.

    . The court may prohibit BioMarin from selling or licensing the product unless the patent holder licenses the patent to BioMarin. The patent holder is not required to grant BioMarin a license. If a license is available, BioMarin may have to pay substantial royalties or grant cross-licenses to BioMarin's patents.

    . Redesigning BioMarin's product so it does not infringe may not be possible and could require substantial funds and time.

It is also unclear whether BioMarin's trade secrets will provide useful protection. While BioMarin uses reasonable efforts to protect its trade secrets, BioMarin's employees or consultants may unintentionally or willfully disclose its information to competitors. Enforcing a claim that someone else illegally obtained and is using BioMarin's trade secrets, like patent litigation, is expensive and time consuming. BioMarin cannot predict the outcome of such litigation. In addition, courts outside the United States are sometimes less willing to protect trade secrets. BioMarin's competitors may independently develop equivalent knowledge, methods and know-how.

BioMarin may also support and collaborate in research conducted by government organizations or by universities. BioMarin cannot guarantee that it will be able to acquire any exclusive rights to technology or products derived from such collaborations. If BioMarin does not obtain required licenses or rights, it could encounter delays in product development while BioMarin attempts to design around blocking patents or even be prohibited from developing, manufacturing or selling products requiring such licenses. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties. BioMarin's BM101 product depends on BioMarin's license with Harbor-UCLA. Harbor-UCLA can terminate the agreement if BioMarin breaches it.

Genzyme Relationship: BioMarin's Success Depends On Its Continued Relationship With Genzyme

On September 4, 1998, BioMarin established a joint venture with Genzyme for the worldwide development and commercialization of BM 101 for the treatment of MPS-I. Under the agreement, the joint venture is owned half by BioMarin and half by Genzyme. Genzyme is responsible for obtaining foreign regulatory approvals, handling sales and marketing of BM101 and obtaining reimbursement.

Furthermore, BioMarin is relying on Genzyme to apply its expertise and know-how that it has developed through the launch and sale of Ceredase(R) and Cerezyme(R) enzymes for Gaucher disease, a rare genetic disorder. BioMarin cannot guarantee that Genzyme will devote the resources necessary to successfully market BM101. In addition, either party may terminate the joint venture for any reason. If Genzyme were to terminate the joint venture, BioMarin would be required to undertake Genzyme's responsibilities themselves. BioMarin has no experience in selling, marketing or obtaining reimbursement for pharmaceutical products. In addition, BioMarin would be required to pursue foreign regulatory approvals. Termination of the joint venture could therefore cause significant delays in product launch in the United States, difficulties in obtaining third-party reimbursement and delays or failure to obtain foreign regulatory approval, any of which could hurt BioMarin's business and results of operations. Since Genzyme funds 50% of the joint venture's operating expenses, the termination of the joint venture would double the financial burden on BioMarin and reduce the funds available for other product programs.

Limited Drug Manufacturing Experience: BioMarin's Lack Of Manufacturing Experience Heightens The Risks Associated With Process Development And Manufacturing Scale-Up

BioMarin has no experience manufacturing its drug candidates in volumes that will be necessary to support commercial sales. In addition, the FDA and state regulatory agencies must clear BioMarin's manufacture and any third party manufacture of BioMarin's drug candidates and confirm that the facilities are cGMP compliant.

There is a high probability that an unproven manufacturing process will not meet initial expectations as to schedule, reproducibility, yields, purity, costs, quality, and other measurements of performance. Improvements in manufacturing processes typically are very difficult to achieve and are often very expensive. The time required to make such improvements is highly uncertain. If BioMarin contracts for manufacturing services with an unproven process, BioMarin's contractor is subject to the same uncertainties, high standards and regulatory controls. The FDA and other international pharmaceutical regulatory agencies must clear BioMarin's manufacturing processes, facilities, quality assurance/controls, validation procedures and records as to processes and facilities and essentially all aspects of the manufacturing process. BioMarin must continually demonstrate compliance with the FDA's standards for cGMP in BioMarin's facilities. Applicable state agencies also inspect and certify facilities and provide an additional level of regulatory control. If BioMarin changes facilities or processes, it must satisfy elaborate tests required by comparability protocols to insure that the new facilities and processes are producing product that is comparable to the product produced in the original facility and with the original process. Failure to correctly implement or comply with cGMPs could delay FDA approval until corrective action is satisfactorily completed. Failure to maintain compliance with cGMPs after approval could result in product recalls or other enforcement actions by the FDA.

BioMarin currently has a contract with Harbor-UCLA Research and Education Institute to manufacture BM101 in limited quantities for use in preclinical studies and clinical trials. In order to produce initial commercial requirements for BM101 in BioMarin's facility BioMarin will have to execute a comparability protocol to prove that the product manufactured at BioMarin's facility is comparable to the clinical trial product produced in the Harbor-UCLA facility. This may require clinical testing. BioMarin must pass FDA and state inspections and manufacture three process qualification batches to final specifications under cGMP controls before the BM101 BLA can be approved.

Increasing the scale or size of manufacturing is an uncertain process that may result in process control problems with, among other things:

    .  Production yields

    .  Purity

    .  Quality control and assurance

    .  Shortages of qualified personnel

    .  Compliance with FDA regulations

If BioMarin is unable to establish and maintain commercial scale manufacturing within its planned time and cost parameters, sales of BioMarin's products and BioMarin's financial performance will be adversely affected. Scale-up problems could result in significant delays and cost over-runs before completion.

BioMarin is also developing 23,000 square feet in another facility for additional manufacturing capacity for BM101. This facility is subject to all the same risks as the facility mentioned above. In addition, there is additional risk that the construction schedules will take longer than planned and the actual construction costs will be greater than budgeted. BioMarin expects that all of its new products, including BM102, will require similar long and uncertain development of the manufacturing process before commercial manufacturing can begin. Even if BioMarin can establish this capacity, it cannot be certain that manufacturing costs will be commercially reasonable, especially if reimbursement is substantially lower than expected.

In order to achieve BioMarin's product cost targets, BioMarin must develop efficient manufacturing processes either by improving the cell lines and processes licensed from others or by developing a recombinant cell line and related purification and production processes. The development of a stable, high production cell line for any given enzyme is risky, expensive and unpredictable and may not yield adequate results. In addition, the development of protein purification processes is difficult and may not produce the high purity required with acceptable yield and costs. If BioMarin is not able to develop efficient manufacturing processes, the investment in manufacturing capacity sufficient to satisfy market demand will be much greater and will place heavy financial demands upon us.

If BioMarin does not achieve its manufacturing cost targets, BioMarin will have lower margins and reduced profitability in commercial production and greater losses in manufacturing start-up phases.

Limited Marketing Capability: BioMarin's Success Depends On Its Ability To Sell And Market Its Products

If BioMarin decides to sell and market the drug candidates that it is developing, BioMarin will have to establish appropriate pharmaceutical sales and marketing capabilities and distribution channels. BioMarin has entered into a joint venture with Genzyme where Genzyme will be responsible for marketing and distributing BM101. BioMarin cannot guarantee that it will be able to establish sales and distribution capabilities or that BioMarin, the joint venture or any future collaborators will successfully sell any of BioMarin's drug candidates.

To increase BioMarin's distribution and marketing for both its drug candidates and its Glyko, Inc. products, BioMarin will have to increase its current sales force and/or enter into additional third-party marketing and distribution agreements. BioMarin cannot guarantee that it will be able to hire the qualified sales and marketing personnel it needs in a timely manner, if at all. Nor can
BioMarin guarantee that it will be able to enter into any marketing or distribution agreements on acceptable terms, if at all. If BioMarin cannot increase its marketing capabilities as BioMarin intends, either through increasing its sales force or entering into agreements with third parties, sales of BioMarin's products may be adversely affected.

Management Of Growth: BioMarin's Success Depends On BioMarin's Ability To Manage Its Growth

Rapid growth of BioMarin's management, administrative and operational resources have laced a significant strain on its managerial, operational, financial and other resources. BioMarin expects this growth to continue. BioMarin recently acquired Glyko, Inc. and entered into a joint venture with Genzyme. BioMarin expects to hire more personnel, expand its facilities and upgrade its information systems. Additionally, if BioMarin receives FDA approval to market BM101, the joint venture will be required to devote additional resources to support the commercialization of BM101.

To manage expansion effectively, BioMarin needs to continue to develop and improve its operating and financial systems, sales and marketing capabilities and expand, train, retain, manage and motivate its employees. BioMarin cannot guarantee that its systems, procedures or controls will be adequate to support its operations or that BioMarin's management will be able to manage successfully future market opportunities or its relationships with customers and other third parties. BioMarin cannot guarantee that it will continue to grow or, if BioMarin does, that BioMarin will effectively manage such growth. BioMarin's failure to manage growth would adversely affect its business and prospects.

Competition: BioMarin Operates In A Highly Competitive Market

BioMarin has many existing and potential competitors, including large pharmaceutical companies, biotechnology companies and laboratory and testing services firms. Furthermore, many of BioMarin's current and potential competitors have several advantages over us, including:

    .  Longer operating histories

    .  Greater financial resources

    . More extensive or better research and development programs, including experience in obtaining regulatory approval

    .  Greater manufacturing and marketing resources and experience

BioMarin's competitors may succeed in developing, manufacturing and marketing products that are more effective or less expensive than any of BioMarin's drug candidates. They may also succeed in obtaining regulatory approvals for their products faster than BioMarin can obtain them, including orphan drug designation, or commercializing their products before BioMarin does. These companies will also compete with BioMarin in attracting qualified personnel and in attracting parties for acquisitions, joint ventures or other collaborations. They will also compete with BioMarin in attracting academic research institutions as partners and in obtaining licensing of such institution's proprietary technology. Several pharmaceutical and biotechnology companies have already established themselves in the field of enzyme therapeutics, including Genzyme, BioMarin's joint venture partner.

Universities and public and private research institutions are another source of competition for BioMarin. While these organizations primarily have educational objectives, they may develop proprietary technology and acquire patents that BioMarin may need for the development of its drug candidates. BioMarin will attempt to obtain licenses for such proprietary technology, if available. Such licenses may not be available to us on acceptable terms, if at all. BioMarin will also directly compete with a number of these organizations in the recruitment of personnel, especially scientists and technicians.

BioMarin believes competition for Glyko Inc.'s products and services are established technologies provided by other companies, such as laboratory and testing services firms. For example, Glyko, Inc.'s FACE Imaging System competes with alternative carbohydrate analytical technologies, including capillary electrophoresis, high-pressure liquid chromatography, mass spectrometry and nuclear magnetic resonance spectrometry. These competitive technologies have established customer bases and are more widely used and accepted by scientific and technical personnel because they can be used for non-carbohydrate applications. Companies competing with Glyko, Inc. may have greater financial, manufacturing and marketing resources and experience.

Key Personnel: BioMarin Needs To Recruit And Retain Skilled Professionals And Technicians

BioMarin's future growth and success depend on its ability to train, retain, manage and motivate its employees. Because of the specialized scientific nature of BioMarin's business, BioMarin rely heavily on its ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of Grant W. Denison, Jr., Chairman and Chief Executive Officer, John C. Klock, M.D., President and Secretary or Christopher M. Starr, Ph.D., Vice President for Research and Development would be detrimental to BioMarin.

The competition for qualified personnel in the biopharmaceutical field is intense. BioMarin cannot be certain that it will continue to attract and retain qualified personnel necessary for the development of its business. The loss of the services of existing personnel as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner would harm BioMarin's research and development programs and BioMarin's business and prospects.

Product Liability: Liability Claims Could Adversely Affect BioMarin's Earnings And Financial Condition

BioMarin develops drug treatments for use in humans. The nature of the biopharmaceutical business exposes us to potential product liability risks inherent in the testing, manufacturing and marketing of human drug treatments. BioMarin currently does not maintain insurance against product liability lawsuits. Although BioMarin intends to obtain product liability insurance, BioMarin cannot be certain that it will be able to obtain adequate insurance coverage. BioMarin cannot be certain that it can successfully defend any product liability lawsuit brought against it. Even if BioMarin is able to establish insurance coverage, the cost may be prohibitive. If BioMarin is the subject of a successful product liability claim which exceeds the limits of its insurance coverage, BioMarin may incur substantial liabilities which would adversely affect its business and prospects.

Year 2000: Any Problems With Year 2000 Compliance In GBL's or BioMarin's Internal Systems Or Customer Solutions Could Harm GBL's Business

The following is intended to constitute "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act of 1998.

Beginning in the year 2000, the date fields coded in certain software products and computer systems will need to accept four digit entries in order to distinguish 21st century dates from 20th century dates (commonly known as the year 2000 problem). It is not clear what potential problems may arise as the biopharmaceutical industry, and other industries, try to resolve this year 2000 problem.

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

It is possible that BioMarin's currently installed computer systems, software products or other business systems, or those of BioMarin's suppliers or service providers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the years 1999, 2000 or subsequent years without error or interruption. BioMarin has formed a team to review and resolve those aspects of the year 2000 problem that are within BioMarin's direct control and adjust to or influence those aspects that are not within BioMarin's direct control. The team has reviewed Glyko, Inc.'s software products, including those under development, and determined that its software products do not use date data and are year 2000 compliant. BioMarin's biopharmaceutical products do not have any year 2000 exposure. Based on representations from BioMarin's vendors, the team has reviewed the year 2000 compliance status of BioMarin's major internal information technology programs and systems used for administrative requirements and determined that they are year 2000 compliant.

Some risks associated with the year 2000 problem are beyond BioMarin's ability to control, including the extent to which its suppliers and service providers can address the year 2000 problem. The failure by a third party to adequately address the year 2000 issue could have an adverse effect on their operations, which could have an adverse effect on BioMarin. BioMarin is assessing the possible effects on its operations of the possible failure of BioMarin's key suppliers and providers, contractors and collaborators to identify and remedy potential year 2000 problems.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.                                  None.

Item 2.           Changes in Securities.                              None.

Item 3.           Defaults upon Senior Securities.                    None.

Item 4.           Submission of Matters to a Vote of Security Holders.

At the Company's Special Meeting, held on March 10, 1999, the Company's shareholders took the following action:

         (a) Authorized the grant of options to purchase 100,000 common shares of the Company at a price of U.S.$0.50 per share expiring on October 25, 2001, by a vote of 10,474,255 in favor; 149,591 shares against; 23,750 shares spoiled and 29,333 shares withheld;
         (b) Authorized the re-pricing of options previously granted on December 10, 1992 to certain insiders of the Company to purchase 300,000 common shares of the Company from an exercise price of Cdn.$2.75 per share to Cdn.$1.00 per share and ratified the exercise price of such options, by a vote of 10,368,048 in favor; 167,438 shares against; 22,600 shares spoiled and 29,333 shares withheld.

         There  were  18,370,099   shares  which  abstained  from  all  matters
          presented to the meeting including broker non-votes.


Item 5.           Other Information.                                  None.


Item 6.           Exhibits and Reports on Form 8-K.

          (a) The following documents are filed as part of this report

                       See Exhibit Index attached hereto.

          (b)  Reports on Form 8K

                       No reports were filed on Form 8-K during the three months ended March 31, 1999.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                    GLYKO BIOMEDICAL LTD.

Dated: May 17, 1999                                 By:  \s\ John C. Klock, M.D.
--------------------                                ----------------------------
                                                    John C. Klock, M.D.
                                                    President, Chief Executive
                                                    Officer and Chief Financial
                                                    Officer

                                  EXHIBIT INDEX



 Exhibit                            Description
  Number

  2.1 Share Exchange Agreement between Glyko Biomedical Ltd. and BioMarin Pharmaceutical Inc.dated September 15, 1998.
  3.1     Registrant's  Articles of Incorporation and Bylaws (filed as exhibit 3.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
  3.2 Restated Certificate of Incorporation of BioMarin Pharmaceutical, Inc. (filed as exhibit 3.1 to Form 10-QSB dated September 30, 1997, and incorporated herein by reference).
  3.3     Bylaws of BioMarin  Pharmaceutical,  inc.  (filed as exhibit
           3.2  to  Form  10-QSB  dated   September   30,   1997,   and
           incorporated herein by reference).
  4.1     Registrant's  Articles of Incorporation and Bylaws (filed as exhibit 3.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
 10.1 License Agreement between Registrant, and Astroscan, Ltd. and Astromed, Ltd. (filed as exhibit 10.4 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
 10.2     License   Agreement   between    Registrant   and   Glycomed
           Incorporated   (filed  as   exhibit   10.5  to  Form   10-SB
           Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
 10.3 Glyko Biomedical Share Option Plan - 1994 (filed as exhibit 10.1 to Form 10-QSB dated June 30,1994 and incorporated herein by reference).
 10.4     Development  and Supply  Agreement  between  Registrant  and
           Bio-Rad  Laboratories,  Inc., dated February 16, 1995 (filed as exhibit 10.1 to Form 10-KSB dated March 31, 1996 and incorporated herein by reference).
 10.5 International Distribution Agreement between Registrant and Toyobo Co., Ltd. and MC Medical. Inc.dated September 12, 1995 (filed as exhibit 10.2 to Form 10-KSB dated March 31, 1996 and incorporated herein by reference).
 10.6     Commercial  Lease  between  Registrant  and  Douglas R. Kaye dated  December  23,  1996  (filed as  exhibit  10.1 to Form
           10-KSB/A date December 31, 1996 and  incorporated  herein by reference.)
 10.7     Toyobo  Distribution  Agreement  (confidential  portions  of
           exhibit  have  been  omitted   pursuant  to  a  request  for
           confidential   treatment  and  filed   separately  with  the
           Commission).  Filed as  exhibit  10.1 to Form  10-QSB  dated
           March 31, 1997, and incorporated herein by reference.
 10.8 First Amendment to Bio-Rad Laboratories, Inc. Agreement (confidential portions of exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission). Filed as exhibit 10.1 to Form 10-QSB dated June 30, 1997, and incorporated herein by reference.
 10.9 License Agreement between Glyko Biomedical Ltd. and BioMarin Pharmaceutical, Inc. (filed as Exhibit 10 to Form 10-QSB dated September 30, 1997, and incorporated herein by reference.)
 22.1 Notice of Annual Meeting of Shareholders, 1997 Annual Information Circular, Form of Proxy and Policy 41 Form.
           Filed as Definitive 14A documents on May 18, 1998, and incorporated herein by reference.
 22.2 Notice of Special Meeting of Shareholders, 1998 Annual Information Circular and Form of Proxy. Filed as Definitive
           14A documents on February 4, 1999, and incorporated herein by reference.
 27.1 Financial Data Schedule (see Financial Data Schedule hereto attached at page 26)