Form 10QSB
period 1999-06-30
GLYKO BIOMEDICAL LTD
filed 1999-08-16
CIK 908401

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
       1934
                  For the quarterly period ended June 30, 1999

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,485,870 common shares outstanding as of August 1, 1999.

     Transitional Small Business Disclosure Format (check one): Yes___ No X

                              GLYKO BIOMEDICAL LTD.
                                TABLE OF CONTENTS

                                                                           Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited).

         Balance Sheets as of  June 30, 1999
            and December 31, 1998.............................................2
         Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998......................................3
         Consolidated Statements of Cash Flows for the three and six months ended June 30, 1999 and 1998......................................4
         Notes to Consolidated Financial Statements...........................5

         Item 2. Management's Discussion and Analysis........................10

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................25

         Item 2.  Changes in Securities......................................25

         Item 3.  Defaults upon Senior Securities............................25

         Item 4.  Submission of Matters to a Vote of Security Holders........25

         Item 5.  Other Information..........................................25

         Item 6.  Exhibits and Reports on Form 8-K...........................25

SIGNATURE....................................................................26

                         PART I. - FINANCIAL INFORMATION




                              GLYKO BIOMEDICAL LTD.
                                 BALANCE SHEETS
                                (In U.S. dollars)

                                                                        June 30                    December 31,
                                                                          1999                         1998
                                                                 -----------------------      ------------------------
                                                                      (Unaudited)


Cash and cash equivalents                                                     $ 415,071                   $ 2,567,824
Note receivable                                                                       -                       100,000
Other current assets                                                             91,890                             -
                                                                 -----------------------      ------------------------
    Total current assets                                                        506,961                     2,667,824
Note receivable from BioMarin Pharmaceutical Inc.                             4,300,000                             -
Investment in BioMarin Pharmaceutical Inc.                                    3,150,794                     7,674,729
                                                                 -----------------------      ------------------------
    Total assets                                                            $ 7,957,755                  $ 10,342,553
                                                                 =======================      ========================



Accrued liabilities                                                           $ 349,934                     $ 411,109
                                                                 -----------------------      ------------------------
    Total current liabilities                                                   349,934                       411,109


Common  stock,  no  par  value,  unlimited  shares  authorized,
    31,485,870 and 28,020,234 shares issued and outstanding at
    June 30, 1999 and December 31, 1998, respectively                        20,551,611                    17,963,167
Additional paid in capital                                                   11,222,691                    11,222,691
Common stock warrants and options                                               163,737                       547,285
Note receivable from stockholder                                               (746,761)                     (721,971)
Accumulated deficit                                                         (23,583,457)                  (19,079,728)
                                                                 -----------------------      ------------------------
    Total stockholders' equity                                                7,607,821                     9,931,444
                                                                 -----------------------      ------------------------
    Total liabilities and stockholders' equity                              $ 7,957,755                  $ 10,342,553
                                                                 =======================      ========================



              The accompanying notes are an integral part of these statements.

                              GLYKO BIOMEDICAL LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited, in U.S. dollars)


                                          Three months ended June 30,     Six months ended June 30,
                                          ---------------------------     ----------------------------
                                             1999             1998              1999            1998
                                          -----------      ----------     --------------    ----------
Revenues:
     Sales of products                         $ -        $ 221,948                $ -       $ 505,782
     Sales of services                           -           12,645                  -          35,370
     Other revenues                              -          105,210                  -         204,345
                                        -------------    -----------       --------------   -----------
       Total revenues:                           -          339,803                  -         745,497

Expenses:
     Cost of products                            -           81,858                  -         160,099
     Cost of services                            -            9,519                  -          19,792
     Research and development                    -          182,692                  -         346,377
     Selling, general and administrative    66,088          175,364            133,002         359,438
     Other                                       -         (168,880)                 -        (165,880)
                                       -------------     -----------       --------------  ------------
       Total expenses:                      66,088          280,553            133,002         719,826
                                       -------------     -----------       --------------  ------------
Income (loss) from operations              (66,088)          59,250           (133,002)         25,671
Equity in loss of BioMarin
     Pharmaceutical Inc.                (2,804,902)        (796,900)        (4,523,934)     (1,341,438)
Interest income                            111,967           11,209            153,208          17,009
                                       -------------     -----------      --------------  -------------
Net loss                               $(2,759,023)      $ (726,441)      $ (4,503,728)   $ (1,298,758)
                                       =============     ===========      ==============  =============


Net loss per common share, basic
 and diluted                               $  (0.09)       $ (0.03)          $ (0.15)         $ (0.06)
                                       =============     ===========      ==============  =============
Weighted average number of shares
 used in computing per share amounts     31,485,870      22,848,127          30,478,824     22,364,091
                                       =============     ===========      ==============  =============


        The accompanying notes are an integral part of these statements.
                                        3

                              GLYKO BIOMEDICAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited, in U.S. dollars)



                                                    Six months ended June 30,
                                                  ------------------------------
                                                       1999             1998
                                                  -------------    -------------
Cash flows from operating activities:
    Net loss                                      $ (4,503,728)    $ (1,298,758)

Adjustments to reconcile net loss to net cash
used in operating activities:
    Depreciation and amortization                       -                23,702
    Equity in the loss of BioMarin
    Pharmaceutical, Inc.                              4,523,934       1,341,438
    Gain on settlement of claim                         -              (165,880)
    Change in assets and liabilities:
     Trade receivables                                 -                40,229
      Inventories                                       -                20,846
      Other assets                                      (91,890)        (10,502)
      Accounts payable                                  -                 4,508
      Accrued liabilities                                (3,109)        (45,070)
      Deferred rent and related costs                   -              (200,000)
                                                  -------------      -----------
    Total adjustments                                4,428,935        1,009,271
                                                  -------------      -----------
      Net cash used in operating activities            (74,793)        (289,487)

Cash flows from investing activities:
    Purchase of note receivable from
      BioMarin Pharmaceutical Inc.                  (4,300,000)          -
    Investment in BioMarin Pharmaceutical Inc.          -            (1,000,000)
    Purchases of property and equipment                 -                (6,951)
                                                  -------------      -----------
      Net cash used in investing activities         (4,300,000)      (1,006,951)

Cash flows from financing activities:
    Net proceeds from the issuance of common stock
     pursuant to a technology and license agreement      -                70,740
    Interest on note from shareholder                  (24,790)               -
    Proceeds from the exercise of stock options and
      common stock warrants                          2,146,830         1,417,398
    Repayment of note receivable                       100,000                -
                                                  -------------      -----------
      Net cash provided by financing activities      2,222,040         1,488,138

                                                  -------------      -----------
Net (decrease) increase in cash                     (2,152,753)          191,700
Cash and cash equivalents, beginning of period       2,567,824           528,280
                                                  -------------      -----------
Cash and cash equivalents, end of period             $ 415,071         $ 719,980
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

        On June 30, 1998, BioMarin raised net proceeds of $3.3 million (598,535 shares) from a private placement including a $1.0 million investment from GBL. In another private placement, on August 3, 1998, BioMarin raised an additional $8.1 million (1,416,800 shares)from third parties.

        On September 4, 1998, BioMarin received $8 million from Genzyme Corp. (Genzyme) upon execution of a joint venture agreement in which BioMarin issued 1,333,333 shares of common stock to Genzyme. BioMarin has a 50% interest in the income or loss of this joint venture, BioMarin/Genzyme LLC.

       On October 7, 1998, GBL sold to BioMarin 100% of the outstanding capital stock of Glyko, Inc. in exchange for 2,259,039 shares of BioMarin's common stock, the assumption of options, previously issued to employees of Glyko, Inc., to purchase up to 585,969 shares of GBL's common stock (exercisable into 255,540 shares of BioMarin common stock) and $500 in cash. As of December 31, 1998, GBL owned 41.7% of BioMarin's outstanding capital stock.

       On April 13, 1999, GBL purchased BioMarin convertible notes in the amount of $4,300,000, as part of BioMarin's $26,000,000 convertible note financing. Subsequent to June 30, 1999, BioMarin closed its initial public offering of 4,500,000 shares at $13.00 per share concurrent with a $10 million investment from Genzyme. Concurrent with BioMarin's initial public offering on July 23, 1999, BioMarin's convertible notes payable (including interest accrued) were converted into 2,672,020 shares of
       BioMarin's common stock at $10.00 per share. GBL's $4,300,000 convertible note plus accrued interest of $119,110 was converted to 441,911 shares of BioMarin's common stock. GBL's ownership of BioMarin's outstanding common stock was 33.3% at July 23, 1999.

       In May 1999, BioMarin's wholly-owned subsidiary, Glyko, Inc., acquired key assets of the Biochemical Research Reagent Division of Oxford GlycoSciences Plc. The acquisition was made to increase Glyko, Inc.'s product offerings and was valued from $1.5 million to $2.1 million, depending on the future sales of the acquired products, and was accounted for as a purchase.

       Since its inception, GBL has incurred a cumulative deficit of $23.6 million and the Company expects to continue to incur losses during 1999 due to its share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc. on October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investment in other companies or technologies, management believes that GBL

                             GLYKO BIOMEDICAL, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       has sufficient cash to sustain planned operations which are of limited scope and cost for at least two years. BioMarin had an accumulated deficit of $26.5 million at June 30, 1999 and is expected to incur significant losses throughout 1999 and beyond. Management of BioMarin believes that the proceeds from the convertible notes and the estimated net proceeds of $62.9 million from the initial public offering and the concurrent Genzyme closing will be sufficient to meet its obligations through June 30, 2000. Management of GBL believes that at June 30, 1999 there has not been any impairment of its investment in BioMarin.

       The accompanying financial statements should be read in conjunction with the Company's annual report on form 10-KSB for the fiscal year ended December 31, 1998.

2.      Summary of Significant Accounting Policies

        The accompanying consolidated financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars as essentially all of the Company's operations were located in the United States. The consolidated financial statements include the accounts and operations of the Company and Glyko,Inc for the period from January 1, 1998 through June 30, 1998. For the three and six months ended June 30, 1999, the operations of Glyko, Inc. have been consolidated into the operations of BioMarin. The results of operations of BioMarin have been reported in the Company's financial statements for the three and six months ended June 30, 1999 and 1998, based on the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

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

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       During the three and six months ended June 30, 1999, BioMarin recorded a charge to operations of $542,548 and $271,274, respectively in connection with its purchase of Glyko, Inc. for the amortization of goodwill and other intangible assets, which are being amortized over ten years. In recording its share of BioMarin's loss for this period, GBL reduced this loss for its share of the amortization of goodwill and other intangible assets.

       As of June 30, 1999, GBL's share of BioMarin's outstanding capital stock was 41.7%. The exercise of BioMarin options or warrants will result in a reduction of GBL's ownership percentage and future fundraising efforts of BioMarin may result in a similar reduction of GBL's ownership percentage. To the extent that the issuance of common stock by BioMarin to third parties at a per share price greater than or less than the per share carrying value of GBL's investment in BioMarin, the resulting gain or loss is reflected as an increase or decrease, respectively, in additional paid in capital in the accompanying balance sheets.

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

       During 1994, the Company recorded a charge to operations of $219,811 related to the termination of an agreement with one of its stockholders. This charge was the estimated fair value of 500,000 shares of common stock to be received by the stockholder in settlement of the agreement. The Toronto Stock Exchange has not permitted the issuance of the 500,000 shares because the transaction is not considered arms length. The stockholder was a stockholder in the Company from 1990 until April 1998. At June 30, 1999 the liability of $219,811 is included in accrued liabilities in the accompanying balance sheets.

       Net Loss per Share:

       Potentially dilutive securities outstanding at June 30, 1999 and 1998, respectively, include options for the purchase of 339,560 and 2,112,636 shares of common stock and warrants for the purchase of 2.5 million and
       8.9 million shares of common stock, respectively. These securities were not considered in the computation of dilutive loss per share because their effect would be anti-dilutive for the three and six months ended June 30, 1999 and 1998.

       New Accounting Standards:

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which is effective for fiscal years beginning after June 15, 2000 is not expected to have a material impact on the Company's financial position or results of operations.

        Reclassifications:

        Certain balances in prior periods have been reclassified to conform with the current period presentation.

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.     Investment in BioMarin Pharmaceutical Inc.

       Results of the Company's unconsolidated affiliate, BioMarin, a development stage company, are summarized as follows for the six months ended June 30, 1999 and 1998 and for the period from March 21, 1997 (inception) to June 30, 1999:

                                              Six months ended      Six months ended         Period from
                                                  June 30,              June 30,           March 21, 1997
                                                    1999                  1998             (inception), to
                                                                                           June 30, 1999
                                             ------------------    ------------------    ------------------

                                                                       (unaudited)
  Revenues - products                        $       528,865       $        -             $       667,027
  Revenues  - services                                77,961                -                     190,096
  Revenues from joint venture                      1,903,730                -                   2,741,187
  Revenues - other                                   151,245                -                     253,900
                                             ------------------    ------------------    ------------------
                       Total revenues              2,661,801                -                   3,852,210

OPERATING COSTS AND EXPENSES:
   Cost of goods sold - products                     116,750                -                     165,997
   Cost of goods sold - services                      98,233                -                     156,928
   Research and development                       10,371,330             2,155,558             22,787,761
   General and administrative                      2,803,578             1,331,745              7,248,763
                                              ------------------    ------------------   ------------------
                Loss from operations             (10,728,090)           (3,487,303)           (26,507,239)
EQUITY IN LOSS OF BIOMARIN/
   GENZYME, LLC                                     (554,989)                    -               (602,160)
INTEREST INCOME                                      452,629               239,269              1,202,530
INTEREST EXPENSE                                    (560,862)                    -               (560,862)
                                              ------------------    ------------------   ------------------
                Net loss                      $  (11,391,312)       $   (3,248,034)       $   (26,467,731)
                                              ==================    ==================    ==================

   For the periods presented above, GBL's equity in loss of BioMarin was as follows:

                                              $   (4,523,934)       $   (1,341,438)       $   (10,779,414)
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

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.     Related Party Transactions

       Prior to the sale of Glyko, Inc. to BioMarin, the Company subleased office and lab space to, and performed certain administrative and research and development functions for BioMarin. BioMarin reimbursed the Company for rent, salaries and related benefits and other administrative costs and the Company reimbursed BioMarin for salaries and related benefits. BioMarin reimbursed the Company a net $0 for the three and six months ended June 30, 1999 and a net $31,809 and $42,626 for the three and months ended June 30, 1998, respectively. The Company also provided analytical services and products to BioMarin at a 27% discount in 1998. Total receipts to the Company from sales to BioMarin totaled $0 and $16,491 during the three and six months ended June 30, 1998.

       Since October 8, 1998, the Company has agreed to pay BioMarin a monthly management fee for its services to the Company primarily relating to management, accounting, finance and government reporting. The Company has accrued management fee expenses due to BioMarin of $15,441 for the quarter ended June 30, 1999.

6.     Subsequent Events

       In July, 1999, BioMarin closed its initial public offering of 4,500,000 shares at $13.00 per share concurrent with a $10 million investment (769,230 shares) from Genzyme. Net proceeds after closing costs of the BioMarin initial public offering and Genzyme closing are estimated at $62.9 million. Concurrent with BioMarin's initial public offering, BioMarin issued 2,672,020 shares of common stock for the conversion of the convertible notes plus accrued interest at a conversion rate of $10 per share pursuant to the convertible note subscription agreement. GBL received 441,911 shares of BioMarin common stock in exchange for its $4,300,000 convertible note plus accrued interest of $119,110.

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

Overview

Glyko  Biomedical  Ltd.  (GBL  or  the  Company) is  a  Canadian  company   that
at June 30, 1999 owned 41.7% of the outstanding capital stock of BioMarin Pharmaceutical Inc. (BioMarin). As of October 7, 1998, BioMarin owned 100% of the capital stock of Glyko, Inc. Glyko, Inc. and BioMarin are operating companies based in California. On October 7, 1998, BioMarin acquired Glyko, Inc., in a transaction valued at $14,500,500. As consideration for the acquisition of all of the outstanding shares of Glyko, Inc., BioMarin issued 2,259,039 shares of common stock to the Company, assumed Glyko, Inc.'s employee stock options exercisable for 255,540 shares of BioMarin common stock, and paid $500 in cash. Glyko Biomedical Ltd. consolidated the operations of Glyko, Inc. through October 7, 1998. Subsequent to October 7, 1998, the accounts of Glyko Biomedical Ltd. are presented on a stand-alone basis. In this period the results of operations of Glyko, Inc. have been consolidated into the results of operations of BioMarin. BioMarin's results of operations are recorded by Glyko Biomedical Ltd. using the equity method of accounting. Numerical references in the following discussion are rounded to the nearest thousand.

Since its inception in October 1990, Glyko, Inc. has been engaged in the research, development, manufacturing and marketing of new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. Glyko, Inc. has developed a line of analytic instrumentation laboratory products that include an imaging system, analysis software and chemical analysis kits. Glyko, Inc., as a wholly owned subsidiary of BioMarin, continues to develop additional chemical kits for use with the imaging system, and is also developing a line of carbohydrate diagnostic products. In May 1999, Glyko, Inc., acquired key assets of the Biochemical Research Reagent Division of Oxford GlycoSciences Plc. The acquisition was made to increase Glyko, Inc.'s product offerings and was valued from $1.5 million to $2.1 million, depending on the future sales of the acquired products, and was accounted for as a purchase. In addition to the activities of Glyko, Inc., BioMarin is engaged in the discovery,development and commercialization of carbohydrate enzyme therapeutics.

On April 13, 1999, GBL purchased BioMarin notes in the amount of $4,300,000, as part of BioMarin's $26,000,000 convertible note financing. Subsequent to June 30, 1999, BioMarin closed its initial public offering of 4,500,000 shares at $13.00 per share concurrent with a $10 million investment (769,230 shares) from Genzyme. Concurrent with BioMarin's initial public offering on July 23, 1999, BioMarin's convertible notes payable were converted into 2,672,020 shares of BioMarin's common stock.GBL's $4,300,000 convertible note plus accrued interest of $119,110 was converted to 441,911 shares of BioMarin's common stock. GBL's ownership of BioMarin's outstanding common stock was 33.3% at July 23, 1999.

The Company's net loss for the six months ended June 30, 1999 and 1998 was $4,504,000 and $1,299,000, respectively. The primary component of this loss was the Company's share of the net loss of BioMarin accounted for under the equity method of accounting. The losses of Glyko, Inc. for the three and six months ended June 30, 1999 have been consolidated into BioMarin's loss for that period. GBL expects to continue to incur losses during 1999 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. The BioMarin losses do not have an impact on the cash position of GBL. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. BioMarin has an accumulated deficit of $26,468,000 at June 30, 1999 and is expected to incur significant losses throughout 1999 and beyond. Management of BioMarin believes that the convertible note financing and the estimated net proceeds of $62.9 million from the initial public offering and the concurrent Genzyme closing will be sufficient to meet its obligations through June 30, 2000. Management of GBL believes that at June 30, 1999 there has not been any impairment of its investment in BioMarin.

Results of Operations

The principal operations of GBL were the operations of Glyko, Inc. through October 7, 1998. The three and six months ended June 30, 1998 include the operations of Glyko, Inc. For the three and six ended June 30, 1999, the operations of Glyko, Inc. are reflected in the accompanying financials statements through the Company's equity in the loss of BioMarin.
The Quarters Ended June 30, 1999 and 1998

There were no revenues for the quarter ended June 30, 1999 due to the sale of the Company's operating entity, Glyko, Inc. Revenues for the three months ended June 30, 1998 were $340,000 and consisted of sales of products of $222,000, sales of services of $13,000 and other revenues representing grant revenues of $105,000, all by Glyko, Inc. Sales of products and services consisted of sales of chemical analysis kits and imaging systems, and fees for custom analytic services.

There were no costs of sales of products and of services for the quarter ended June 30, 1999 due to the Company's sale of Glyko, Inc. Costs of sales of products and of services was 39 percent of revenues from the sales of products and services for the quarter ended June 30, 1998.

There were no research and development expenses for the quarter ended June 30, 1999 due to the Company's sale of Glyko, Inc. Research and development expenses for the quarter ended June 30, 1998 were $183,000 representing internal research expenses for the development of future products, including diagnostic software, new enzymes and improvements on the imaging system.

Selling, general and administrative expense was $66,000 for the quarter ended June 30, 1999, a decrease of $109,000 from selling, general and administrative expenses of $175,000 incurred for the quarter ended June 30, 1998. The decrease is due to the sale of Glyko, Inc. by the Company and the subsequent reduction in administrative requirements. Selling, general and administrative expense for the quarter ended June 30, 1999 represented management fees accrued to BioMarin for management, accounting, finance and government reporting and expenses related to the Company's annual meeting on June 24, 1999.

Other operating expenses in the second quarter of 1998 of $(165,880) represents the gain on the settlement of a claim at an amount less than was provided for by the Company.

Equity in loss of BioMarin for the quarter ended June 30, 1999 was $2,805,000 compared to $797,000 for the quarter ended June 30, 1998, an increase of $2,008,000. The increase was primarily due to the increased net loss of BioMarin.

Interest income earned for the quarter ended June 30, 1999 and 1998 of $112,000 and $11,000, respectively, resulted from earnings on cash invested in short term interest bearing accounts and, in 1999, includes interest accrued on the Company's convertible note from BioMarin and a note from stockholder. The increase in interest income in the second quarter of 1999 resulted from higher cash balances available for investment due to the exercise of stock options and warrants in the last three quarters of 1998 and the first two quarters of 1999 and due to the loan by the Company to a shareholder and the investment in a convertible note from BioMarin. Interest expense for the quarters ended June 30, 1999 and 1998 was immaterial.

The Six Months Ended June 30, 1999 and 1998

There were no revenues for the six months ended June 30, 1999 due to the sale of the Company's operating entity, Glyko, Inc. in October 1998. Revenues for the six months ended June 30, 1998 were $745,000 and consisted of sales of products of $506,000, sales of services of $35,000 and other revenues representing development fees of $25,000 and grant revenues of $179,000, all by Glyko, Inc. Sales of products and services consisted of sales of chemical analysis kits and imaging systems, and fees for custom analytic services.

There were no costs of sales of products and of services for the six months ended June 30, 1999 due to the Company's sale of Glyko, Inc. Costs of sales of products and of services was 33 percent of revenues from sales of products and services for the six months ended June 30, 1998.

There were no research and development expenses for the six months ended June 30, 1999 due to the Company's sale of Glyko, Inc. Research and development expenses for the six months ended June 30, 1998 were $346,000 representing research expenses for the development of future products, including diagnostic software, new enzymes and improvements on the imaging system.

Selling, general and administrative expense was $133,000 for the six months ended June 30, 1999, a decrease of $226,000 from selling, general and administrative expenses of $359,000 incurred for the six months ended June 30, 1998. The decrease is due to the sale of Glyko, Inc. by the Company and the subsequent reduction in administrative requirements. Selling, general and administrative expense for the six months ended June 30, 1999 represented management fees accrued to BioMarin for management, accounting, finance and government reporting and expenses related to the Company's special meeting and annual meeting on March 10, 1999 and June 24, 1999, respectively.

Other operating expenses in the second quarter of 1998 of $(165,880) represents the gain on the settlement of a claim at an amount less than was provided for by the Company.

Equity in loss of BioMarin for the six months ended June 30, 1999 was $4,524,000 compared to $1,341,000 for the six months ended June 30, 1998, an increase of $3,183,000.The increase was primarily due to the increased net loss of BioMarin.

Interest income earned for the six months ended June 30, 1999 and 1998 of $153,000 and $17,000, respectively, resulted from earnings on cash invested in short term interest bearing accounts and, in 1999, includes interest accreed on the Company's convertible note from BioMarin and a note from stockholder. The increase in interest income in the first six months of 1999 resulted from higher cash balances available for investment due to the exercise of stock options and warrants in the last three quarters of 1998 and the first two quarters of 1999 and due to the loan by the Company to a shareholder and the investment in a convertible note from BioMarin. Interest expense for the quarters ended June 30, 1999 and 1998 was immaterial.

Liquidity and Capital Resources

The Company's cash position decreased by $2,153,000 in the first six months of 1999 to $415,000. Net cash proceeds of $2,222,000 relating primarily to the issuance of common stock from the exercise of stock options and warrants and proceeds from a loan repayment advanced for a stock option exercise was offset by net cash used in operating activities of $75,000 and the purchase of BioMarin convertible notes totaling $4,300,000.

Since its inception, the Company has incurred a cumulative deficit of $23.6 million and GBL expects to continue to incur losses during 1999 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investments in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations which are of limited scope and cost for at least two years. BioMarin has an accumulated deficit of $26.5 million at June 30, 1999 and is expected to incur significant losses throughout 1999 and beyond. Management of BioMarin believes that the convertible note financing notes and the estimated net proceeds of $62.9 million from the initial public offering and the concurrent Genzyme closing will be sufficient to meet its obligations through June 30, 2000. Management of GBL believes that at June 30, 1999 there has not been any impairment of its investment in BioMarin. See "Risk Factors - Dependence on Investment in BioMarin," "-History of Operating Losses Uncertainty of Future Profitability."

                                  RISK FACTORS

RISKS RELATED TO GLYKO BIOMEDICAL LTD.

Dependence on Investment in BioMarin

As of June 30, 1999, GBL's principal asset was its 41.7% ownership of BioMarin's outstanding capital stock. GBL's success is dependent on the successful operations of BioMarin including, but not limited to, BioMarin's ability to receive FDA approval of existing and future pharmaceutical product candidates, BioMarin's ability to retain key personnel, BioMarin's ability to manufacture and market products effectively and successfully and BioMarin's ability to raise additional cash to fund future operations. BioMarin is a development stage company, with its only revenues currently being earned from the sale of its analytic and diagnostic products resulting from the acquisition of Glyko, Inc.

History of Operating Losses - Uncertainty of Future Profitability

The Company's share of BioMarin's net loss resulted in the Company reporting a net loss for the six months ended June 30, 1999 of $4.5 million. GBL expects to continue to incur losses during 1999 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investments in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations. BioMarin has an accumulated deficit of $26.5 million at June 30, 1999 and is expected to incur significant losses throughout 1999 and beyond. Management of BioMarin believes that the convertible note financing notes and the estimated net proceeds of $62.9 million from the initial public offering and the concurrent Genzyme closing will be sufficient to meet its obligations through June 30, 2000. Management of GBL believes that at June 30, 1999 there has not been any impairment of its investment in BioMarin.

If we experience any problems with Year 2000 compliance our operations may be disrupted.

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


RISKS RELATED TO BIOMARIN PHARMACEUTICAL INC.

The following risk factors pertain to BioMarin and its wholly-owned subsidiaries, Glyko, Inc. and BioMarin Genetics, Inc. References to "we" and "our" in the following risk factors represent BioMarin and its wholly-owned subsidiaries.

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

We are in an early stage of development and have operated at a net loss since we were formed. Since we began operations in March 1997, we have been engaged primarily in research and development. We have no sales revenues from any of our drug products. As of June 30, 1999, we had an accumulated deficit of approximately $26.5 million. We expect to continue to operate at a net loss at least through the calendar year 2000. Our future profitability depends on our receiving regulatory approval of our drug candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a quarterly or annual basis, then we may be unable to continue our operations.

Because of the relative small size and scale of our wholly-owned subsidiary, Glyko, Inc., profits from products and services offered by it will be insufficient to offset the expenses associated with our pharmaceutical business. As a result, we expect that operating losses will continue and increase for the foreseeable future.

If we fail to obtain the capital necessary to fund our operations we will be unable to complete our product development programs.

In the future, we may need to raise substantial additional capital to fund operations. We cannot be certain that any financing will be available when needed. If we fail to raise additional financing as we need it, we will have to delay or terminate our product development programs.

We expect to continue to spend substantial amounts of capital for our operations
for  the  foreseeable   future.   Activities   which  will  require   additional
expenditures include:

    .  research and development programs

    .  preclinical studies and clinical trials

    .  regulatory processes

    .  establishment of commercial scale manufacturing capabilities and

    .  expansion of sales and marketing activities.

The amount of capital we may need depends on many factors, including:

    .  The progress, timing and scope of our research and development programs

    . The progress, timing and scope of our preclinical studies and clinical trials

    .  The time and cost necessary to obtain regulatory approvals

    . The time and cost necessary to build our manufacturing facilities and obtain the necessary regulatory approvals for those facilities

    . The time and cost necessary to respond to technological and market developments

    . Any changes made or new developments in our existing collaborative, licensing and other commercialrelationships

    . Any new collaborative, licensing and other commercial relationships that we may establish

Moreover,   our  fixed  expenses  such  as  rent,  license  payments  and  other contractual commitments are substantial and will increase in the future. These fixed expenses will increase because we may enter into:

    .  additional leases for new facilities and capital equipment

    .  additional licenses and collaborative agreements

    . additional contracts for consulting, maintenance and administrative services

    .  additional expenses associated with being a public company.

We believe that the net proceeds of our initial public offering, together with our available cash, cash equivalents, short-term investment securities and investment income, will be sufficient to meet our operating and capital requirements through at least the next 12 months. This estimate is based on assumptions which may prove to be wrong. As a result, we may need additional financing prior to that time.

If we fail to obtain regulatory approval to commercially manufacture or sell any of our future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of our products.

We must obtain regulatory approval to market our products in the U.S. and foreign jurisdictions.

We must obtain regulatory approval before marketing or selling our future drug products. In the United States, we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. None of our drug products has received regulatory approval to be commercially marketed and sold. If we fail to obtain regulatory approval we will be unable to market and sell our future drug products. We have several drug products in various stages of preclinical and clinical development. BM101, our first drug product, is not expected to be commercially available until at least 2000. Our other drug product will not be commercially available for at least several more years. Because of the risks and uncertainties in biopharmaceutical development, our drug candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed our management's credibility, the value of our company and our operating results may be adversely affected.

 To obtain regulatory approval to market our products, preclinical studies and costly and lengthy clinical trials may be required and the results of the studies and trials are highly uncertain.

As part of the FDA approval process, we must conduct, at our own expense, preclinical studies on animals and clinical trials on humans on each drug candidate. We expect the number of preclinical studies and clinical trials that the FDA will require will vary depending on the drug product, the disease or condition the drug is being developed to address and regulations applicable to the particular drug. We may need to perform multiple preclinical studies using various doses and formulations before we can begin clinical trials, which could result in delays in our ability to market any of our drug products. Furthermore, even if we obtain favorable results in preclinical studies on animals, the results in humans may be different.

After we have conducted preclinical studies in animals we must demonstrate that our drug products are safe and effective for use on the target human patients in order to receive regulatory approval for commercial sale. Adverse or inconclusive clinical results would stop us from filing for regulatory approval of our products. Additional factors that can cause delay or termination of our clinical trials include:

    .  Slow patient enrollment

    .  Longer treatment time required to demonstrate efficacy

    .  Lack of sufficient supplies of the drug candidate

    .  Adverse medical events or side effects in treated patients

    .  Lack of effectiveness of the drug candidate being tested

Typically, if a drug product is intended to treat a chronic disease safety and efficacy data must be gathered over an extended period of time which ranges from six months to three years. In addition, clinical trials on humans are typically conducted in three phases. The FDA generally requires two pivotal clinical trials that demonstrate substantial evidence of safety and efficacy and appropriate dosing in a broad patient population at multiple sites to support an application for regulatory approval. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, a single trial may be sufficient to prove safety and efficacy under the FDA's Modernization Act of 1997.

 Our strategy to conduct only one clinical trial on a small number of patients for products developed to treat genetic disorders may not be sufficient to obtain regulatory approval.

We believe that our enzyme drug products will be regulated by the FDA as biologics rather than drugs because they are manufactured by biological processes. Our strategy for the development of therapeutics for genetic disorders is to conduct only one clinical trial on a small number of patients, which would then be the basis for our submission of a biologics license application to the FDA. For example, at the end of October 1998, we completed a six-month evaluation of ten patients on our first drug candidate BM101. Because 12-month data will be available, the FDA has requested that we evaluate data for these patients for the 12-month period rather than the six-month period which formed the basis of our initial evaluation. In addition the FDA has also requested that we evaluate this data using other criteria that may demonstrate that the surrogate endpoints are a predictor of clinical benefit. We are currently performing this evaluation. We cannot assure you that this evaluation will support our findings with regard to the primary endpoints in the clinical trial. If this analysis does not support our findings with regard to the primary endpoints, or if the surrogate endpoints do not predict a clinical benefit, it could delay the filing of the biologics license application and could jeopardize FDA approval of BM101. The FDA may request additional trials to be conducted. If we have to conduct further clinical trials, whether for BM101 or other products we develop in the future, it would significantly increase our expenses and delay marketing of our product. Also, the results of initial smaller clinical trials could differ from the results obtained from subsequent more extensive long-term trials. A significant difference in the results of multiple clinical trials could cause the FDA to require still more clinical trials which would significantly delay the approval process.

 The fast track designation for BM101 may not actually lead to a faster review process.

Although BM101 has obtained a fast track designation, we cannot guarantee a faster review process or faster approval compared to the normal FDA procedures. If BM101 is approved, we will be required to conduct a study after we obtain approval of BM101 to demonstrate that the primary endpoints used in our single study are reasonably likely to predict clinical benefits to the patients. If this post-approval study fails to verify the clinical benefit of BM101 or demonstrates that BM101 is not safe or effective, our FDA approval can be withdrawn on an expedited basis. Furthermore, if adverse effects are identified after marketing, FDA approval may be rapidly revoked and we could not market the drug.

We will not be able to sell our products if we fail to comply with manufacturing regulations.

Before we can begin commercially manufacturing our products we must obtain regulatory approval of our manufacturing facility and process. In addition, manufacture of our drug products must comply with the FDA's current Good
Manufacturing Practices regulations, commonly known as cGMP. The cGMP regulations govern quality control and documentation policies and procedures. Our manufacturing facilities are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities, before and after product approval. Because we are currently in the process of developing the manufacturing site and process for commercial manufacture of BM101, our facility has not yet been inspected by any governmental entity. We cannot guarantee that BioMarin, or any potential third- party manufacturer of our drug products, will be able to comply with cGMP regulations. Material changes to the manufacturing processes after approvals have been granted are also subject to review and approval by the FDA or other regulatory agencies.

We currently have a contract with Harbor-UCLA Research and Education Institute to manufacture BM101 in limited quantities for use in preclinical studies and clinical trials. In order to produce initial commercial requirements for BM101 in our facility we will have to prove that the product manufactured at our facility is comparable to the clinical trial product produced in the Harbor-UCLA facility. This will require laboratory testing and may require clinical trials. We must pass FDA and state inspections and manufacture three process qualification batches to final specifications under cGMP controls before the BM101 BLA can be approved. We cannot assure you that we will pass the inspections in a timely manner, if at all.

If we fail to obtain orphan drug exclusivity for our products, our competitors may sell products to treat the same conditions and our revenues may be reduced.

As part of our business strategy, we intend to develop drugs that may be eligible for FDA orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined as a patient population of less than 200,000. The company that obtains the first FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. However, different drugs can be approved for the same condition.

Because the extent and scope of patent protection for our drug candidates is limited, orphan drug designation is particularly important for our products that are eligible for orphan drug designation. We plan to rely on the exclusivity period under the orphan drug designation to maintain a competitive position. If we do not obtain orphan drug exclusivity for any one of our drug products, our competitors may then sell the same drug to treat the same condition.

We received orphan drug designation from the FDA for BM101 in September 1997. In February 1999, we received orphan drug designation from the FDA for BM102. Even if we obtain orphan drug designation, we cannot guarantee that we will be the first to obtain marketing approval for any orphan indication or that exclusivity would effectively protect the product from competition. Orphan drug designation does not shorten the development or FDA review time of a drug so designated nor give the drug any advantage in the FDA review or approval process.

Because the target patient populations for our products are small we must achieve significant market share and obtain high per patient prices for our products to achieve profitability.

Our initial drug candidates target disorders with small patient populations. As a result, our prices must be high enough to recover our development costs and achieve profitability. For example, two of our initial drug products in genetic disorders, BM101 and BM102, target patients with MPS-I and MPS-VI, respectively. We estimate that there are approximately 3,400 patients with MPS-I and 1,100 patients with MPS-VI in the developed world. We believe that we will need to market worldwide to achieve significant market share. In addition, we are developing other drug candidates to treat conditions, such as other genetic diseases and serious burns, with small patient populations. We cannot be certain that we will be able to obtain sufficient market share for our drug products at a price high enough to justify our product development efforts.

If we fail to obtain an adequate level of reimbursement for our drug products by third-party payors there would be no commercially viable markets for our products.

The course of treatment for patients with MPS-I using BM101 is expected to be expensive. We expect patients to need treatment throughout their lifetimes. We expect that families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for BM101 without reimbursement from third-party payors.

Third-party payors, such as government or private health care insurers, carefully review and increasingly challenge the price charged for drugs. Reimbursement rates from private companies vary depending on the third-party payor, the insurance plan and other factors. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. We cannot be certain that third-party payors will pay for the costs of our drugs and the courses of treatment. Even if we are able to obtain reimbursement from third-party payors, we cannot be certain that reimbursement rates will be enough to allow us to profit from sales of our drugs.

We currently have no expertise obtaining reimbursement. We expect to rely on the expertise of our partner Genzyme to obtain reimbursement for BM101. We cannot predict what the reimbursement rates will be. In addition, we will need to develop our own reimbursement expertise for future drug candidates unless we enter into collaborations with other companies with the necessary expertise.

We expect that in the future reimbursement will be increasingly restricted both in the United States and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. Governmental and private third-party payors have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments have been made in the United States. In some foreign markets, the government controls the pricing which would affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect our future revenues from sales of our drugs and may adversely affect our business and prospects.

If we are unable to protect our proprietary technology we may not be able to compete as effectively.

Where appropriate, we seek patent protection for certain aspects of our technology. Meaningful patent protection may not be available for some of the enzymes we are developing, including BM101 and BM102. If we must spend significant time and money protecting our patents, designing around patents held by others or licensing, for excessively large fees, patents or other proprietary rights held by others, our business and prospects may be harmed.

The patent positions of biotechnology companies are extremely complex and uncertain. The scope and extent of patent protection for some of our products are particularly uncertain because key information on some of the enzymes we are developing has existed in the public domain for many years. Other parties have published the structure of the enzymes, the methods for purifying or producing the enzymes or the methods of treatment. The composition and genetic sequences of animal and/or human versions of many of our enzymes, including those for BM101 and BM102, have been published and are in the public domain. The composition and genetic sequences of other MPS enzymes which we intend to develop as products have also been published. Publication of this information may prevent us from obtaining composition of matter patents, which are generally believed to offer the strongest patent protection. For enzymes with no prospect of composition of matter patents, we will depend on orphan drug status.

In addition, our owned and licensed patents and patent applications do not ensure the protection of our intellectual property for a number of other reasons:

    . We do not know whether our patent applications will result in actual patents. For example, we may not have developed a method for treating a disease before others developed similar methods.

    . Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing on their patents and therefore cannot practice our technology as claimed under our patent. Competitors may also contest our patents by showing the patent examiner that the invention was not original, novel or was obvious. As a Company, we have no meaningful experience with competitors interfering with our patents or patent applications.

    . Even if we receive a patent, it may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent.

    . Enforcing patents is expensive and may absorb significant time by our management. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If the court agrees, we would lose that patent.

In addition, competitors also seek patent protection for their technology. There are many patents in our field of technology, and we cannot guarantee that we do not infringe on those patents or that we will not infringe on patents granted in the future. If a patent holder believes our product infringes on their patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe on their technology, we would face a number of issues, including:

    .  Defending a lawsuit takes significant time and can be very expensive.

    . If the court decides that our product infringes on the competitor's patent, we may have to pay substantial damages for past infringement.

    . The court may prohibit us from selling or licensing the product unless the patent holder licenses the patent to us. The patent holder is not required to grant us a license. If a license is available, we may have to pay substantial royalties or grant cross-licenses to our patents.

    . Redesigning our product so it does not infringe may not be possible and could require substantial funds and time.

It is also unclear whether our trade secrets will provide useful protection. While we use reasonable efforts to protect our trade secrets, our employees or consultants may unintentionally or willfully disclose our information to competitors. Enforcing a claim that someone else illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Our competitors may independently develop equivalent knowledge, methods and know-how.

We may also support and collaborate in research conducted by government organizations or by universities. We cannot guarantee that we will be able to acquire any exclusive rights to technology or products derived from these collaborations. If we do not obtain required licenses or rights, we could encounter delays in product development while we attempt to design around other patents or even be prohibited from developing, manufacturing or selling products requiring these licenses. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties.

If our joint venture with Genzyme were terminated, we could be barred from commercializing BM101 or our ability to commercialize BM101 would be delayed.

We are relying on Genzyme to apply the expertise it has developed through the launch and sale of Ceredase(R) and Cerezyme(R) enzymes for Gaucher disease, a rare genetic disorder, to the marketing of our initial drug product, BM101. Because it is our initial product, our operations are substantially dependent upon the development of BM101. We have no experience selling, marketing or obtaining reimbursement for pharmaceutical products. In addition, without enzyme we would be required to pursue foreign regulatory approvals. We have no experience in seeking foreign regulatory approvals.

We cannot guarantee that Genzyme will devote the resources necessary to successfully market BM101. In addition, either party may terminate the joint venture for specified reasons, including if the other party is in material breach of the agreement or has experienced a change of control or has declared bankruptcy and also is in breach of the agreement. Either party may also terminate the agreement upon one year prior written notice for any reason after the earlier of December 31, 2000 or after the joint venture has received the FDA's approval of the biologics license application for BM101. Furthermore, we may terminate the joint venture if Genzyme fails to fulfill its contractual obligation to pay us $12.1 in cash upon the approval of the biologics license application for BM101.

Upon termination of the joint venture one party must buy out the other party's interest in the joint venture. The party who buys out the other will then also obtain, exclusively, all rights to BM101 and any related intellectual property and regulatory approvals. For a more detailed analysis of the economics of this buy out obligation see "Business--Corporate Collaborations--Joint Venture with Genzyme Corporation."

If the joint venture is terminated by Genzyme for a breach on our part, Genzyme would be granted, exclusively, all of the rights to BM101 and any related intellectual property and regulatory approvals and would be obligated to buy out our interest in the joint venture. We would then effectively be unable to develop and commercialize BM101. If we terminated the joint venture for a breach by Genzyme, we would be obligated to buy out Genzyme's interest in the joint venture and, we would then be granted all of these rights to BM101 exclusively. While we could then continue to develop BM101, that development would be slowed because we would have to divert substantial capital to buy out Genzyme's interest in the joint venture and would then have to search for a new partner to commercialize the product and to obtain foreign regulatory approvals or to develop these capabilities ourselves.

If the joint venture is terminated by us without cause, Genzyme would have the option, exercisable for one year, to immediately buy out our interest in the joint venture and obtain all rights to BM101 exclusively. If the agreement is terminated by Genzyme without cause, we would have the option, exercisable for one year, to immediately buy out Genzyme's interest in the joint venture and obtain these exclusive rights. In event of termination of the buy out option without exercise by the non-terminating party as described above, all right and title to BM101 is to be sold to the highest bidder, with the proceeds to be split equally between Genzyme and us.

If the joint venture is terminated by us because Genzyme fails to make the $12.1 million payment to us upon FDA approval of the biologics license application for BM101, we would be obligated to buy Genzyme's interest in the joint venture and would obtain all rights to BM101 exclusively. If the joint venture is terminated by either party because the other declared bankruptcy and is also in breach of the agreement, the terminating party would be obligated to buy out the other and would obtain all rights to BM101 exclusively. If the joint venture is terminated by a party because the other party experienced a change of control, the terminating party shall notify the other party, the offeree, of its intent to buy out the offeree's interest in the joint venture for a stated amount set by the terminating party at its discretion. The offeree must then either accept this offer or agree to buy the terminating party's interest in the joint venture on those same terms. The party who buys out the other would then have exclusive rights to BM101.

We cannot assure you that if the joint venture were terminated and if we were obligated, or given the option, to buy out Genzyme's interest in the joint venture, and gain exclusive rights to BM101, that we will have sufficient funds to do so or that we will be able to obtain the financing to do so. If we fail to buy out Genzyme's interest we may be held in breach of the agreement and may lose any claim to the rights to BM101 and the related intellectual property and regulatory approvals. We would then effectively be prohibited from developing and commercializing the product.

Termination of the joint venture where we retain the rights to BM101 could cause us significant delays in product launch in the United States, difficulties in obtaining third-party reimbursement and delays or failure to obtain foreign regulatory approval, any of which could hurt our business and results of operations. Since Genzyme funds 50% of the joint venture's operating expenses, the termination of the joint venture would double our financial burden and reduce the funds available to us for other product programs.

If we are unable to manufacture our drug products in sufficient quantities and at acceptable cost, we may be unable to meet demand for our products and lose potential revenues.

We have no experience manufacturing drug products in volumes that will be necessary to support commercial sales. Our unproven manufacturing process may not meet initial expectations as to schedule, reproducibility, yields, purity, costs, quality, and other measurements of performance. Improvements in manufacturing processes typically are very difficult to achieve and are often very expensive. We cannot know with any certainty how long it might take to make improvements if it became necessary to do so. If we contract for manufacturing services with an unproven process, our contractor is subject to the same uncertainties, high standards and regulatory controls.

If we are unable to establish and maintain commercial scale manufacturing within our planned time and cost parameters, sales of our products and our financial performance will be adversely affected.

We may encounter problems with any of the following if we attempt to increase the scale or size of manufacturing:

    . Design, construction and qualification of manufacturing facilities that meet regulatory requirements

    .  Production yields

    .  Purity

    .  Quality control and assurance

    .  Shortages of qualified personnel

    .  Compliance with FDA regulations

We are developing a total of 31,000 square feet of space at two facilities, one in Novato and one in Torrance, for the manufacture of BM101. The construction and qualification of these facilities may take longer than planned and the actual construction costs of these facilities may be higher than those which we have budgeted. We expect that the manufacturing process of all of our new products, including BM102, will also require lengthy development time before we can begin manufacturing them in commercial quantity. Even if we can establish this capacity, we cannot be certain that manufacturing costs will be commercially reasonable, especially if reimbursement is substantially lower than expected.

In order to achieve our product cost targets we must develop efficient manufacturing processes either by

    . improving the colonies of cells which have a common genetic make-up, or cell lines,

    .  improving the processes licensed from others, or

    .  developing a recombinant cell line and production processes.

A recombinant cell line is a cell line with foreign DNA inserted which is used to produce a protein that it would not have otherwise produced and related purification. The development of a stable, high production cell line for any given enzyme is risky, expensive and unpredictable and may not yield adequate results. In addition, the development of protein purification processes is difficult and may not produce the high purity required with acceptable yield and costs. If we are not able to develop efficient manufacturing processes, the investment in manufacturing capacity sufficient to satisfy market demand will be much greater and will place heavy financial demands upon us. If we do not achieve our manufacturing cost targets, we will have lower margins and reduced profitability in commercial production and greater losses in manufacturing start-up phases.

If we are unable to increase our marketing and distribution capabilities or to enter into agreements with third parties to do so, our ability to generate revenues will be diminished.

If we cannot increase our marketing capabilities either by developing our sales and marketing organization or by entering into agreements with others, we may be unable to successfully sell our products. If we are unable to effectively sell our drug products, our ability to generate revenues will be diminished.

To increase our distribution and marketing for both our drug candidates and our Glyko, Inc. products, we will have to increase our current sales force and/or enter into third-party marketing and distribution agreements. We cannot guarantee that we will be able to hire in a timely manner, the qualified sales and marketing personnel we need if at all. Nor can we guarantee that we will be able to enter into any marketing or distribution agreements on acceptable terms, if at all. If we cannot increase our marketing capabilities as we intend, either by increasing our sales force or entering into agreements with third parties, sales of our products may be adversely affected.

We have recently entered into a joint venture with Genzyme where Genzyme will be responsible for marketing and distributing BM101. We cannot guarantee that we will be able to establish sales and distribution capabilities or that BioMarin, the joint venture or any future collaborators will successfully sell any of our drug candidates.

If we fail to compete successfully, our revenues and operating results will be adversely affected.

Our competitors may develop, manufacture and market products that are more effective or less expensive than ours. They may also obtain regulatory approvals for their products faster than we can obtain them, including orphan drug designation, or commercialize their products before we do. If our competitors successfully commercialize a product which treats a given rare genetic disease before we do, we will effectively be precluded from developing a product to treat that disease because the patient populations of the rare genetic diseases are so small. These companies also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations. They also compete with us to attract academic research institutions as partners and to license these institution's proprietary technology. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. Several pharmaceutical and biotechnology companies have already established themselves in the field of enzyme therapeutics, including Genzyme, our joint venture partner. These companies have already begun many drug development programs, some of which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

Universities and public and private research institutions are also competitors. While these organizations primarily have educational objectives, they may develop proprietary technology and acquire patents that we may need for the development of our drug products. We will attempt to license this proprietary technology, if available. These licenses may not be available to us on acceptable terms, if at all. We also directly compete with a number of these organizations to recruit personnel, especially scientists and technicians.

We believe that established technologies provided by other companies, such as laboratory and testing services firms compete with Glyko Inc.'s products and services. For example, Glyko, Inc.'s FACE Imaging System competes with alternative carbohydrate analytical technologies, including capillary electrophoresis, high-pressure liquid chromatography, mass spectrometry and nuclear magnetic resonance spectrometry. These competitive technologies have established customer bases and are more widely used and accepted by scientific and technical personnel because they can be used for non-carbohydrate applications. Companies competing with Glyko, Inc. may have greater financial, manufacturing and marketing resources and experience.

If we fail to manage our growth or fail to recruit and retain personnel, our product development programs may be delayed.

Our rapid growth has strained our managerial, operational, financial and other resources. We expect this growth to continue. We recently entered into a joint venture with Genzyme. If we receive FDA approval to market BM101, the joint venture will be required to devote additional resources to support the commercialization of BM101.

To manage expansion effectively, we need to continue to develop and improve our operating and financial systems, sales and marketing capabilities. We cannot guarantee that our systems, procedures or controls will be adequate to support our operations or that our management will be able to manage successfully future market opportunities or our relationships with customers and other third parties.

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. The loss of key scientific, technical and managerial personnel may delay our product development programs. Any harm to our research and development programs would harm our business and prospects.

Because of the specialized scientific nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of Grant W. Denison, Jr., Chairman and Chief Executive Officer, John C. Klock, M.D., President and Secretary or Christopher
M. Starr, Ph.D., Vice President for Research and Development would be detrimental to us. While each of these individuals is party to an employment agreement with us, which includes financial incentives for each of them to remain employed with us, these agreements each terminate in June 2000 and we cannot guarantee that any of them will remain employed with us beyond that time. In addition, these agreements do not restrict their ability to compete with us after their employment is terminated. The competition for qualified personnel in the biopharmaceutical field is intense. We cannot be certain that we will continue to attract and retain qualified personnel necessary for the development of our business.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities.

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human drug treatments. We currently do not maintain insurance against product liability lawsuits. Although we intend to obtain product liability insurance within the next three months for our clinical trials of BM102 and shortly before initiating clinical trials for our other products, we cannot be certain that we will be able to obtain adequate insurance coverage. In addition, we may be subject to claims in connection with our current clinical trials for BM101 for which we have no insurance coverage. We cannot be certain that if BM101 receives FDA approval, the product liability insurance we will need to obtain in connection with the commercial sales of BM101 will be available at a reasonable cost. In addition, we cannot be certain that we can successfully defend any product liability lawsuit brought against us. If we are the subject of a successful product liability claim which exceeds the limits of any insurance coverage we may obtain, we may incur substantial liabilities which would adversely affect our earnings and financial condition.

If we experience any problems with Year 2000 compliance our operations may be disrupted.

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

It is possible that our currently installed computer systems, software products or other business systems, or those of our suppliers or service providers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the years 1999, 2000 or subsequent years without error or interruption. We have formed a team to review and resolve those aspects of the year 2000 problem that are within our direct control and adjust to or influence those aspects that are not within our direct control. The team has reviewed our software products, including those under development, and determined that our software products do not use date data and are year 2000 compliant. Our biopharmaceutical products do not have any year 2000 exposure. Based on representations from our vendors, the team has reviewed the year 2000 compliance status of our major internal information technology programs and systems used for administrative requirements and determined that they are year 2000 compliant.

Some risks associated with the year 2000 problem are beyond our ability to control, including the extent to which our suppliers and service providers can address the year 2000 problem. The failure by a third party to adequately address the year 2000 issue could have an adverse effect on their operations, which could have an adverse effect on us. We are assessing the possible effects on our operations of the possible failure of our key suppliers and providers, contractors and collaborators to identify and remedy potential year 2000 problems.

Our stock price may be volatile and your investment in our stock could suffer a decline in value.

Prior to our initial public offering effective July 23, 1999, there has been no public market for our common stock. The initial public offering price was negotiated among the underwriters and us and may not be indicative of prices that will prevail in the trading markets after the offering. Our valuation and the initial public offering stock price have no meaningful relationship to current or historical earnings, asset values, book value or any other criteria of value. The market price of the common stock will fluctuate and may be higher or lower than the initial public offering price due to factors including:

    . Progress of BM101 and our other lead drug candidates through the regulatory process, especially BM101 regulatory actions in the United States

    . Results of clinical trials, announcements of technological innovations or new products by us or our competitors

    . Government regulatory action affecting our drug candidates or our competitors' drug candidates in both the United States and foreign countries

    .  Developments or disputes concerning patent or proprietary rights

    . General market conditions for emerging growth and biopharmaceutical companies

    .  Economic conditions in the United States or abroad

    .  Actual or anticipated fluctuations in our operating results

    . Broad market fluctuations may cause the market price of our common stock to fluctuate

    .  Changes in financial estimates by securities analysts

In addition, the value of our common stock may fluctuate because it is listed on both the Nasdaq National Market and the Swiss Exchange. We cannot be certain what effect, if any, the dual listing will have on the price of our stock in either market. Listing on both exchanges may increase stock price volatility due to:

    .  trading in different time zones

    .  different ability to buy or sell our stock

    .  different trading volume

In the past, following periods of large price declines in the public market price of a company's securities, securities class action litigation has often been initiated against that company. Litigation of this type could result in substantial costs and diversion of management's attention and resources, which would hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

If our officers, directors and largest stockholder elect to act together they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

Our directors and officers will control approximately 11.0% of the outstanding shares of our common stock. If the underwriters exercise their over-allotment option in its entirety then the officers and directors will own approximately 10.8%. Glyko Biomedical owns 33.3% of the outstanding shares of capital stock. Three of six Glyko Biomedical directors are officers or directors of BioMarin. As a result, due to their concentration of stock ownership, directors and officers, together with Glyko Biomedical if they act together, may be able to otherwise control our management and operations, and may be able to prevail on all matters requiring a stockholder vote including:

    .  The election of all directors

    . The amendment of charter documents or the approval of a merger, sale of assets or other major corporate transactions

    . The defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

BioMarin is incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as in effect at the time of the closing may make a change in control of BioMarin more difficult, even if a change in control would be beneficial to the stockholders. Our anti-takeover provisions include provisions in the certificate of incorporation providing that stockholders' meetings may only be called by the board of directors and a provision in the bylaws providing that the stockholders may not take action by written consent. Additionally, our board of directors will have after the closing of this offering the authority to issue 1,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock, could make it more difficult for a third party to acquire a majority of the outstanding voting stock of BioMarin. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. The board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.                                  None.

Item 2.           Changes in Securities.                              None.

Item 3.           Defaults upon Senior Securities.                    None.

Item 4.           Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting, held on June 24, 1999, the Company's shareholders took the following action:

(a) The following directors were elected to serve until the next Annual Meeting:
                                           Vote
                 Director Elected           For        Against         Withheld
                 ----------------           ---       --------         --------
                 John C. Klock, M.D.    13,291,768         Nil            435
                 Raymond W. Anderson    13,291,768         Nil            435
                 John H. Craig          13,291,768         Nil            435
                 John S. Glass          13,291,768         Nil            435
                 Gwynn R. Williams      13,291,768         Nil            435
                 Mark I. Young          13,291,768         Nil            435

(b) Arthur Andersen LLP was appointed as the Company's auditors, by a vote of 13,290,453 shares in favor, nil shares against, and 1,750 shares withheld.

          There  were  18,197,402   shares  which  abstained  from  all  matters
          presented to the meeting including broker non-votes.


Item 5.           Other Information.                                  None.


Item 6.           Exhibits and Reports on Form 8-K.

                   (a)  The following documents are filed as part of this report

                            See Exhibit Index attached hereto.

                   (b)  Reports on Form 8K

                            No reports were filed on Form 8-K during the six months ended June 30, 1999.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            GLYKO BIOMEDICAL LTD.

Dated: August 16, 1999                      By:  \s\ John C. Klock, M.D.
----------------------                      ------------------------------------
                                            John C. Klock, M.D.
                                            President, Chief Executive Officer
                                            and Chief Financial Officer

                                  EXHIBIT INDEX



     Exhibit                          Description
     Number
                    BioMarin Pharmaceutical Inc.
                    dated September 15, 1998. (Filed as Exhibit 2.1 to Form 10-KSB dated December 31, 1998 and incorporated herein by reference).
            3.1 Registrant's Articles of Incorporation and Bylaws (filed as exhibit 3.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
            3.2 Amended Restated Certificate of Incorporation of BioMarin Pharmaceutical, Inc.
            3.3     Amended Bylaws of BioMarin Pharmaceutical, Inc.
            4.1 Registrant's Articles of Incorporation and Bylaws (filed as exhibit 3.1 to Form 10-SB Registration
                    Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
           10.1     Glyko  Biomedical Share Option Plan - 1994 (filed as exhibit
                    10.1 to Form 10-QSB dated June 30, 1994 and incorporated herein by reference).
           10.2 License Agreement between Glyko Biomedical Ltd. and BioMarin Pharmaceutical, Inc. (filed as
                    Exhibit 10 to Form 10-QSB dated September 30, 1997, and incorporated herein by reference.)
           27.1 Financial Data Schedule (see Financial Data Schedule hereto attached at page 57)