Form 10QSB
period 1999-09-30
GLYKO BIOMEDICAL LTD
filed 1999-11-15
CIK 908401

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,780,969 common shares outstanding as of October 31, 1999.

     Transitional Small Business Disclosure Format (check one): Yes___ No X

                              GLYKO BIOMEDICAL LTD.
                                TABLE OF CONTENTS

                                                                          Page

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

         Balance Sheets as of  September 30, 1999
            and December 31, 1998                                          2
         Consolidated Statements of Operations for the three and
            nine months ended September 30, 1999 and 1998                  3
         Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1999 and 1998                              4
         Notes to Consolidated Financial Statements                        5

         Item 2. Management's Discussion and Analysis                      10

         Item 3. Quantitative and Qualitative Disclosure about Market Risk 25

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                         26

         Item 2. Changes in Securities                                     26

         Item 3. Defaults upon Senior Securities                           26

         Item 4. Submission of Matters to a Vote of Security Holders       26

         Item 5. Other Information                                         26

         Item 6. Exhibits and Reports on Form 8-K                          26

SIGNATURE                                                                  27

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                              GLYKO BIOMEDICAL LTD.
                                 BALANCE SHEETS
                                (In U.S. dollars)

                                                               September 30,              December 31,
                                                                    1999                      1998
                                                            ---------------------     ---------------------
                                                                 (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                       $    447,010             $   2,567,824
    Note receivable                                                            -                   100,000
                                                            ---------------------     ---------------------
      Total current assets                                               447,010                 2,667,824
Investment in BioMarin Pharmaceutical Inc.                            36,084,131                 7,674,729
                                                            ---------------------     ---------------------
      Total assets                                                  $ 36,531,141              $ 10,342,553
                                                            =====================     =====================

Liabilities and Stockholders' Equity
Current liabilities:
    Accrued liabilities                                           $      395,337             $     411,109
                                                            ---------------------     ---------------------
      Total current liabilities                                          395,337                   411,109

Stockholders' equity:
    Common stock,  no par value,  unlimited  shares
      authorized,  31,565,992 and 28,020,234 shares
      issued and outstanding at September 30, 1999
      and December 31, 1998, respectively                             22,161,336                17,963,167
    Additional paid in capital                                        40,794,987                11,222,691
    Common stock warrants and options                                    159,708                   547,285
    Note receivable from stockholder                                    (746,761)                 (721,971)
    Accumulated deficit                                              (26,233,466)              (19,079,728)
                                                            ---------------------     ---------------------
      Total stockholders' equity                                      36,135,804                 9,931,444
                                                            ---------------------     ---------------------
      Total liabilities and stockholders' equity                    $ 36,531,141              $ 10,342,553
                                                            =====================     =====================



        The accompanying notes are an integral part of these statements.

                              GLYKO BIOMEDICAL LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited, in U.S. dollars)


                                         Three months ended September 30,     Nine months ended September 30,
                                             1999              1998                1999             1998
                                         --------------  ---------------      ---------------   -------------
Revenues:
     Sales of products                     $    -           $ 232,453             $    -          $  738,235
     Sales of services                          -              69,982                  -             105,352
     Other revenues                             -              83,898                  -             288,243
                                         --------------  ---------------      ---------------   -------------
       Total revenues:                          -             386,333                  -           1,131,830
Expenses:
     Cost of products                           -              67,079                  -             227,178
     Cost of services                           -              28,586                  -              48,377
     Research and development                   -             281,296                  -             627,673
     Selling, general and administrative     62,481           152,225               195,484          511,663
     Other                                      -                -                     -            (165,880)
                                        --------------  ---------------      ---------------    -------------
       Total expenses:                       62,481           529,186               195,484        1,249,011
                                        --------------  ---------------      ---------------    -------------
Loss from operations                        (62,481)         (142,853)             (195,484)        (117,181)

Equity in loss of BioMarin
 Pharmaceutical Inc.                     (2,617,831)       (1,063,723)           (7,141,765)      (2,405,161)
Interest income                              30,303            10,950               183,511           27,959
                                        --------------  ---------------      ---------------    -------------
Net loss                                $(2,650,009)     $ (1,195,626)         $ (7,153,738)    $ (2,494,383)
                                        ==============  ===============      ===============    =============

Net loss per common share,
 basic and diluted                         $ (0.08)          $ (0.05)            $ (0.23)          $ (0.11)
                                        ==============  ===============      ===============    =============

Weighted average number of shares
 used in computing per share amounts     31,521,713        24,726,345           30,830,156        23,151,544
                                        ==============  ===============      ===============    =============

        The accompanying notes are an integral part of these statements.
                                        3

                              GLYKO BIOMEDICAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, U.S. dollars)

                                                                Nine months ended September 30,
                                                                      1999            1998
                                                                --------------  ---------------
Cash flows from operating activities:
       Net loss                                                 $ (7,153,737)     $ (2,494,383)
Adjustments to reconcile net loss to net cash
             provided by (used in) operating activities:
       Depreciation and amortization                                    -               67,740
       Equity in the loss of BioMarin Pharmaceutical Inc.          7,141,765         2,405,161
       Interest on note from stockholder                             (24,790)             -
       Gain on settlement of claim                                      -             (165,880)
       Change in assets and liabilities:
             Trade receivables                                          -              (44,597)
             Inventories                                                -               18,615
             Note receivable                                            -             (100,000)
             Other assets                                               -              (22,688)
             Accounts payable                                           -               49,574
             Accrued liabilities                                      42,294           (73,876)
             Deferred rent and related costs                            -             (200,000)
                                                                --------------  ---------------
       Total adjustments                                           7,159,269         1,934,049
                                                                --------------  ---------------
             Net cash provided by (used in) operating activities       5,532          (560,334)

Cash flows from investing activities:
       Investment in BioMarin Pharmaceutical Inc.                 (4,419,110)       (1,000,002)
       Purchases of property and equipment                              -               (8,834)
                                                                --------------  ---------------
             Net cash used in investing activities                (4,419,110)       (1,008,836)

Cash flows from financing activities:
       Net proceeds from the issuance of common stock
             pursuant to a technology and license agreement             -               70,740
       Proceeds from the exercise of stock options and
             common stock warrants                                 2,192,764         2,206,438
       Repayment of note receivable                                  100,000              -
                                                                --------------  ---------------
             Net cash provided by financing activities             2,292,764         2,277,178
                                                                --------------  ---------------
Net increase (decrease) in cash                                   (2,120,814)          708,008
Cash and cash equivalents, beginning of period                     2,567,824           528,280
                                                                --------------  ---------------
Cash and cash equivalents, end of period                           $ 447,010       $ 1,236,288
                                                                ==============  ===============

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

       On June 30, 1998, BioMarin raised net proceeds of $3.3 million (598,535 shares) from a private placement including a $1.0 million investment from GBL. In another private placement, on August 3, 1998, BioMarin raised an additional $8.1 million (1,416,800 shares) from third parties.

       On September 4, 1998, BioMarin received $8 million from Genzyme Corp. (Genzyme) upon execution of a joint venture agreement in which BioMarin issued 1,333,333 shares of common stock to Genzyme. BioMarin has a 50% interest in the income or loss of this joint venture, BioMarin/Genzyme LLC.

       On October 7, 1998, GBL sold to BioMarin 100% of the outstanding capital stock of Glyko, Inc. in exchange for 2,259,039 shares of BioMarin's common stock, the assumptions of options, previously issued to employees of Glyko, Inc., to purchase up to 585,969 shares of GBL's common stock (exercisable into 255,540 shares of BioMarin common stock) and $500 in cash.

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

       On July 23, 1999, BioMarin closed its initial public offering (IPO) of 4,500,000 shares at $13.00 per share concurrent with a $10 million private placement from Genzyme, at the IPO price, raising net proceeds of approximately $61.9 million. Additionally, BioMarin's convertible notes payable (including interest accrued) were converted into 2,672,020 shares of BioMarin's common stock at $10.00 per share. GBL's $4,300,000 convertible note plus interest of $119,110 was converted to 441,911 shares of BioMarin's common stock.

       In August 1999, the underwriters exercised their over-allotment option for 675,000 shares at the IPO price of $13 per share, raising additional net proceeds of $8.1 million. GBL's percentage ownership of BioMarin's outstanding common stock was 32.7% on September 30, 1999.

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Since its inception, GBL has incurred a cumulative deficit of $26.2 million and the Company expects to continue to incur losses during 1999 due to its share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc. on October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investment in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations which are of limited scope and cost for at least two years. BioMarin had an accumulated deficit of $34.1 million at September 30, 1999 and is expected to incur significant losses throughout 1999 and beyond. Management of BioMarin believes that the proceeds from the convertible notes and the net proceeds of approximately $70.0 million from the initial public offering (including underwriters' exercise of over-allotment) and the concurrent Genzyme closing will be sufficient to meet its obligations at least through June 30, 2000. Management of GBL believes that at September 30, 1999 there has not been any impairment of its investment in BioMarin.

       The accompanying financial statements should be read in conjunction with the Company's annual report on form 10-KSB for the fiscal year ended December 31, 1998.

2.     Summary of Significant Accounting Policies

       The accompanying consolidated financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars as essentially all of the Company's operations were located in the United States. The consolidated financial statements include the accounts and operations of the Company and Glyko, Inc for the period from January 1, 1998 through September 30, 1998. For the three and nine months ended September 30, 1999, the operations of Glyko, Inc. have been consolidated into the operations of BioMarin. The results of operations of BioMarin have been reported in the Company's financial statements for the three and nine months ended September 30, 1999 and 1998, based on the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

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

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       During the three and nine months ended September 30, 1999, BioMarin recorded a charge to operations of $271,274 and $813,822, respectively in connection with its purchase of Glyko, Inc. for the amortization of goodwill and other intangible assets, which are being amortized over ten years. In recording its share of BioMarin's loss for this period, GBL reduced this loss for its share of the amortization of goodwill and other intangible assets.

       As of September 30, 1999, GBL's percentage share of BioMarin's outstanding capital stock was 32.7%. The exercise of BioMarin options or warrants will result in a reduction of GBL's ownership percentage and future fundraising efforts of BioMarin may result in a similar reduction of GBL's ownership percentage. To the extent that the issuance of common stock by BioMarin to third parties at a per share price greater than or less than the per share carrying value of GBL's investment in BioMarin, the resulting gain or loss is reflected as an increase or decrease, respectively, in additional paid in capital in the accompanying balance sheets. Due to BioMarin's IPO, concurrent Genzyme investment and conversion of convertible notes, GBL recorded an increase to its Investment in BioMarin and Additional Paid-in-Capital accounts of $31,132,058 during the nine months ended September 30, 1999.

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

       During 1994, the Company recorded a charge to operations of $219,811 related to the termination of an agreement with one of its stockholders. This charge was the estimated fair value of 500,000 shares of common stock to be received by the stockholder in settlement of the agreement. The Toronto Stock Exchange has not permitted the issuance of the 500,000 shares because the transaction is not considered arms length. The stockholder was a stockholder in the Company from 1990 until April 1998. At September 30, 1999 the liability of $219,811 is included in accrued liabilities in the accompanying balance sheets.

       Net Loss per Share:

       Potentially dilutive securities outstanding at September 30, 1999 and 1998, respectively, include options for the purchase of 332,520 and 2,004,692 shares of common stock and warrants for the purchase of 2.4 million and 7.7 million shares of common stock, respectively. These securities were not considered in the computation of dilutive loss per share because their effect would be anti-dilutive for the three and nine months ended September 30, 1999 and 1998.

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

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.     Investment in BioMarin Pharmaceutical Inc.

       Results of the Company's unconsolidated affiliate, BioMarin, a development stage company, are summarized as follows for the nine months ended September 30, 1999 and 1998 and for the period from March 21, 1997 (inception) to September 30, 1999 ($ Thousands):



                                                                                            Period from
                                                                                           March 21, 1997
                                                 Nine months ended September 30,          (inception), to
                                                                                            September 30,
                                                    1999                   1998                  1999
                                              ------------------    ------------------    ------------------
                                                  (unaudited)          (unaudited)           (unaudited)
REVENUES:
   Revenues - products                             $1,018               $    -                 $   1,156
   Revenues  - services                                81                    -                       193
   Revenues from joint venture                      3,411                   141                    4,248
   Revenues - other                                   151                    -                       254
                                              ------------------    ------------------    ------------------
                       Total revenues               4,661                   141                    5,851

OPERATING COSTS AND EXPENSES:
   Cost of goods sold - products                      234                    -                       283
   Cost of goods sold - services                       99                    -                       158
   Research and development                        18,029                 3,904                   30,446
   General and administrative                       4,759                 2,772                    9,203
                                              ------------------    ------------------   ------------------
                       Loss from operations       (18,460)               (6,535)                 (34,239)
EQUITY IN LOSS OF BIOMARIN/
   GENZYME LLC                                     (1,023)                   -                    (1,070)
INTEREST INCOME                                     1,177                   469                    1,926
INTEREST EXPENSE                                     (728)                   -                      (728)
                                              ------------------    ------------------    ------------------
                Net loss                        $ (19,034)            $  (6,066)             $   (34,111)
                                              ==================    ==================    ==================


For the periods presented above, GBL's equity in loss of BioMarin was as follows:


                                              $   (7,141,765)       $   (2,405,161)       $  (13,397,245)
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

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.     Related Party Transactions

       Prior to the sale of Glyko, Inc. to BioMarin, the Company subleased office and lab space to, and performed certain administrative and research and development functions for BioMarin. BioMarin reimbursed the Company for rent, salaries and related benefits and other administrative costs and the Company reimbursed BioMarin for salaries and related benefits. BioMarin reimbursed the Company a net $0 for the three and nine months ended September 30, 1999 and a net $59,262 and $101,888 for the three and nine months ended September 30, 1998, respectively. The Company also provided analytical services and products to BioMarin at a 27% discount in 1998. Total receipts to the Company from sales to BioMarin totaled $43,761 and $60,252 during the three and nine months ended September 30, 1998.

       Since October 8, 1998, the Company has agreed to pay BioMarin a monthly management fee for its services to the Company primarily relating to management, accounting, finance and government reporting. The Company has accrued management fee expenses due to BioMarin of $14,448 for the quarter ended September 30, 1999.

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

Overview

Glyko Biomedical Ltd. (GBL or the Company) is a Canadian company that at September 30, 1999 owned 32.7% of the outstanding capital stock of BioMarin Pharmaceutical Inc. (BioMarin). As of October 7, 1998, BioMarin owned 100% of the capital stock of Glyko, Inc. Glyko, Inc. and BioMarin are operating companies based in California. On October 7, 1998, BioMarin acquired Glyko, Inc., in a transaction valued at $14,500,500. As consideration for the acquisition of all of the outstanding shares of Glyko, Inc., BioMarin issued 2,259,039 shares of common stock to the Company, assumed Glyko, Inc.'s employee stock options exercisable for 255,540 shares of BioMarin common stock, and paid $500 in cash. Glyko Biomedical Ltd. consolidated the operations of Glyko, Inc. through October 7, 1998. Subsequent to October 7, 1998, the accounts of Glyko Biomedical Ltd. are presented on a stand-alone basis. In this period the results of operations of Glyko, Inc. have been consolidated into the results of operations of BioMarin. BioMarin's results of operations are recorded by Glyko Biomedical Ltd. using the equity method of accounting. Numerical references in the following discussion are rounded to the nearest thousand.

Since its inception in October 1990, Glyko, Inc. has been engaged in the research, development, manufacturing and marketing of new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. Glyko, Inc. has developed a line of analytic instrumentation laboratory products that include an imaging system, analysis software and chemical analysis kits. Glyko, Inc., as a wholly owned subsidiary of BioMarin, continues to develop additional chemical kits for use with the imaging system, and is also developing a line of carbohydrate diagnostic products. In May 1999, Glyko, Inc., acquired key assets of the Biochemical Research Reagent Division of Oxford GlycoSciences Plc. The acquisition was made to increase Glyko, Inc.'s product offerings and was valued from $1.5 million to $2.1 million, depending on the future sales of the acquired products and was accounted for as a purchase.
In  addition  to the  activities  of Glyko,  Inc.,  BioMarin  is  engaged in the
discovery,    development   and   commercialization   of   carbohydrate   enzyme
therapeutics.

On April 13, 1999, GBL purchased BioMarin notes in the amount of $4,300,000, as part of BioMarin's $26,000,000 convertible note financing.

On July 23,1999, BioMarin closed its initial public offering ("IPO") of 4,500,000 shares at $13.00 per share concurrent with a $10 million private placement (769,230 shares) from Genzyme, raising approximately $61.9 million. Additionally, BioMarin's convertible notes payable were converted into 2,672,020 shares of BioMarin's common stock. GBL's $4,300,000 convertible note plus interest of $119,110 was converted to 441,911 shares of BioMarin's common stock.

In August 1999, the underwriters exercised their over-allotment option for 675,000 shares at the IPO price of $13 per share, raising additional net proceeds of $8.1 million. . GBL's ownership of BioMarin's outstanding common stock was 32.7% on September 30, 1999.

The Company's net loss for the nine months ended September 30, 1999 and 1998 was $7,154,000 and $2,494,000, respectively. The primary component of this loss was the Company's share of the net loss of BioMarin accounted for under the equity method of accounting. The losses of Glyko, Inc. for the three and nine months ended September 30, 1999 have been consolidated into BioMarin's loss for that period. GBL expects to continue to incur losses during 1999 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. The BioMarin losses do not have an impact on the cash position of GBL. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. BioMarin has an accumulated deficit of $34,110,000 at September 30, 1999 and is expected to incur significant losses throughout 1999 and beyond. Management of BioMarin believes that the convertible note financing and the net proceeds of approximately $70.0 million from the initial public offering(including underwriters' over-allotment exercise) and the concurrent Genzyme closing will be sufficient to meet its obligations through June 30, 2000. Management of GBL believes that at September 30, 1999 there has not been any impairment of its investment in BioMarin.

Results of Operations

The principal operations of GBL were the operations of Glyko, Inc. through October 7, 1998. The three and nine months ended September 30, 1998 include the operations of Glyko, Inc. For the three and nine ended September 30, 1999, the operations of Glyko, Inc. are reflected in the accompanying financials statements through the Company's equity in the loss of BioMarin.

The Quarters Ended September 30, 1999 and 1998

There were no revenues for the quarter ended September 30, 1999 due to the sale of the Company's operating entity, Glyko, Inc. Revenues for the three months ended September 30, 1998 were $386,000 and consisted of sales of products of $232,000, sales of services of $70,000 and other revenues representing grant revenues of $84,000, all by Glyko, Inc. Sales of products and services consisted of sales of chemical analysis kits and imaging systems, and fees for custom analytic services.

There were no costs of sales of products and of services for the quarter ended September 30, 1999 due to the Company's sale of Glyko, Inc. Costs of sales of products and of services was 32 percent of revenues from the sales of products and services for the quarter ended September 30, 1998.

There were no research and development expenses for the quarter ended September 30, 1999 due to the Company's sale of Glyko, Inc. Research and development expenses for the quarter ended September 30, 1998 were $281,000 representing internal research expenses for the development of future products, including diagnostic software, new enzymes and improvements on the imaging system.

Selling, general and administrative expense was $62,000 for the quarter ended September 30, 1999, a decrease of $90,000 from selling, general and administrative expenses of $152,000 incurred for the quarter ended September 30, 1998. The decrease is due to the sale of Glyko, Inc. by the Company and the subsequent reduction in administrative requirements. Selling, general and administrative expense for the quarter ended September 30, 1999 represented management fees billed to BioMarin for management, accounting, finance and government reporting, and legal and other outside administrative support expenses.

Equity in loss of BioMarin for the quarter ended September 30, 1999 was $2,618,000 compared to $1,064,000 for the quarter ended September 30, 1998, an increase of $1,554,000. The increase was due to the increased net loss of BioMarin.

Interest income earned for the quarter ended September 30, 1999 and 1998 of $30,000 and $11,000, respectively, resulted from earnings on cash invested in short term interest bearing accounts and, in 1999, includes interest accrued on the Company's convertible note from BioMarin until its conversion on July 23, 1999. The increase in interest income in the third quarter of 1999 resulted from higher cash balances available for investment due to the exercise of stock options and warrants in the last three quarters of 1998 and the first three quarters of 1999 and the investment in a convertible note from BioMarin.
Interest expense for the quarters ended September 30, 1999 and 1998 was immaterial.

The Nine Months Ended September 30, 1999 and 1998

There were no revenues for the nine months ended September 30, 1999 due to the sale of the Company's operating entity, Glyko, Inc. in October 1998. Revenues for the nine months ended September 30, 1998 were $1,132,000 and consisted of sales of products of $738,000, sales of services of $105,000 and other revenues representing development fees of $25,000 and grant revenues of $263,000, all by Glyko, Inc. Sales of products and services consisted of sales of chemical analysis kits and imaging systems, and fees for custom analytic services.

There were no costs of sales of products and of services for the nine months ended September 30, 1999 due to the Company's sale of Glyko, Inc. Costs of sales of products and of services was 33 percent of revenues from sales of products and services for the nine months ended September 30, 1998.

There were no  research  and  development  expenses  for the nine  months  ended
September 30, 1999 due to the Company's sale of Glyko, Inc. Research and development expenses for the nine months ended September 30, 1998 were $628,000 representing research expenses for the development of future products, including diagnostic software, new enzymes and improvements on the imaging system.

Selling, general and administrative expense was $196,000 for the nine months ended September 30, 1999, a decrease of $316,000 from selling, general and administrative expenses of $512,000 incurred for the nine months ended September 30, 1998. The decrease is due to the sale of Glyko, Inc. by the Company and the subsequent reduction in administrative requirements. Selling, general and administrative expense for the nine months ended September 30, 1999 represented management fees billed to BioMarin for management, accounting, finance and government reporting, expenses related to the Company's special meeting and annual meeting on March 10, 1999 and June 24, 1999, respectively, and legal and other outside administrative support expenses.

Other operating expenses for the nine months ended September 30, 1998, of $(165,880) represents the gain on the settlement of a claim at an amount less than was provided for by the Company, which occurred in the second quarter of 1998.

Equity in loss of BioMarin for the nine months ended September 30, 1999 was $7,142,000 compared to $2,405,000 for the nine months ended September 30, 1998, an increase of $4,737,000. The increase was due to the increased net loss of BioMarin.

Interest income earned for the nine months ended September 30, 1999 and 1998 of $184,000 and $28,000, respectively, resulted from earnings on cash invested in short term interest bearing accounts and, in 1999, includes interest earned on the Company's convertible note from BioMarin until its conversion on July 23, 1999, and a note from stockholder. The increase in interest income in the first nine months of 1999 resulted from higher cash balances available for investment due to the exercise of stock options and warrants in the last three quarters of 1998 and the first three quarters of 1999 and due to the loan by the Company to a shareholder and the investment in a convertible note from BioMarin. Interest expense for the nine months ended September 30, 1999 and 1998 was immaterial.

Liquidity and Capital Resources

The Company's cash position decreased by $2,121,000 in the first nine months of 1999 to $447,000. Net cash proceeds of $2,292,000 relating to, primarily, the issuance of common stock from the exercise of stock options and warrants, proceeds from a loan repayment advanced for a stock option exercise and net cash provided by operating activities of $6,000 was offset by the convertible note purchased from BioMarin of $4,300,000 and interest income reinvested totaling $119,000 in BioMarin as a result of the conversion of the convertible notes.

Since its inception, the Company has incurred a cumulative deficit of $26.2 million and GBL expects to continue to incur losses during 1999 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investments in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations which are of limited scope and cost for at least two years. BioMarin has an accumulated deficit of $34.1 million at September 30, 1999 and is expected to incur significant losses throughout 1999 and beyond. Management of BioMarin believes that the proceeds from the convertible note financing, the net proceeds of approximately $70.0 million from the initial public offering (including underwriters' exercise of over-allotment) and the concurrent Genzyme closing will be sufficient to meet its obligations through June 30, 2000. Management of GBL believes that at September 30, 1999 there has not been any impairment of its investment in BioMarin. See "Risk Factors - Dependence on Investment in BioMarin," "-History of Operating Losses - Uncertainty of Future Profitability."

                                  RISK FACTORS

RISKS RELATED TO GLYKO BIOMEDICAL LTD.

Dependence on Investment in BioMarin

As of September 30, 1999, GBL's principal asset was its 32.7% ownership of BioMarin's outstanding capital stock. GBL's success is dependent on the successful operations of BioMarin including, but not limited to, BioMarin's ability to receive FDA approval of existing and future pharmaceutical product candidates, BioMarin's ability to retain key personnel, BioMarin's ability to manufacture and market products effectively and successfully and BioMarin's ability to raise additional cash to fund future operations. BioMarin is a development stage company, with its only revenues currently being earned from the sale of its analytic and diagnostic products resulting from the acquisition of Glyko, Inc. and cost reimbursement revenues for services performed from its joint venture with Genzyme for development and commercialization of Aldurazyme(TM).

History of Operating Losses - Uncertainty of Future Profitability

The Company's share of BioMarin's net loss resulted in the Company reporting a net loss for the nine months ended September 30, 1999 of $7.2 million. GBL expects to continue to incur losses during 1999 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investments in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations. BioMarin has an accumulated deficit of $34.1 million at September 30, 1999 and is expected to incur significant losses throughout 1999 and beyond. Management of BioMarin believes that the proceeds from the convertible note financing and the net proceeds of approximately $70.0 million from the IPO (including underwriters' exercise of over-allotment) and the concurrent Genzyme closing will be sufficient to meet its obligations through June 30, 2000. Management of GBL believes that at September 30, 1999 there has not been any impairment of its investment in BioMarin.

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

RISKS RELATED TO BIOMARIN PHARMACEUTICAL INC.

The following risk factors pertain to BioMarin and its wholly-owned subsidiaries, Glyko, Inc. and BioMarin Genetics, Inc. References to "we", "our" and "the Company" in the following risk factor represent BioMarin and its wholly-owned subsidiaries.

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

We are in an early stage of development and have operated at a net loss since we were formed. Since we began operations in March 1997, we have been engaged primarily in research and development. We have no sales revenues from any of our drug products. As of September 30, 1999, we had an accumulated deficit of approximately $34.1 million. We expect to continue to operate at a net loss at least six months into 2001. Our future profitability depends on our receiving regulatory approval of our drug candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a quarterly or annual basis, then we may be unable to continue our operations.

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

    . The progress, timing and scope of our preclinical studies and clinical trials

    .  The time and cost necessary to obtain regulatory approvals

    . The time and cost necessary to build our manufacturing facilities and obtain the necessary regulatory approvals for those facilities

    . The time and cost necessary to respond to technological and market developments

    . Any changes made or new developments in our existing collaborative, licensing and other commercial relationships

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

We must obtain regulatory approval before marketing or selling our future drug products. In the United States, we must obtain U.S. Food and Drug Administration
(FDA) approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. None of our drug products has received regulatory approval to be commercially marketed and sold. If we fail to obtain regulatory approval we will be unable to market and sell our future drug products. We have several drug products in various stages of preclinical and clinical development. Aldurazyme(TM), our first drug product, is not expected to be commercially available until at least 2000. Our other drug product will not be commercially available for at least several more years. Because of the risks and uncertainties in biopharmaceutical development, our drug candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed our management's credibility, the value of our company and our operating results may be adversely affected.

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

We believe that our enzyme drug products will be regulated by the FDA as biologics rather than drugs because they are manufactured by biological processes. Our strategy for the development of therapeutics for genetic disorders is to conduct only one clinical trial on a small number of patients, which would then be the basis for our submission of a biologics license application (BLA) to the FDA. For example, at the end of October 1998, we completed a six-month evaluation of ten patients on our first drug candidate Aldurazyme(TM). Because 12-month data will be available, the FDA has requested that we evaluate data for these patients for the 12-month period rather than the six-month period which formed the basis of our initial evaluation. In addition the FDA has also requested that we evaluate this data using other criteria that may demonstrate that the surrogate endpoints are a predictor of clinical benefit. We are currently performing this evaluation. We cannot assure you that this evaluation will support our findings with regard to the primary endpoints in the clinical trial. If this analysis does not support our findings with regard to the primary endpoints, or if the surrogate endpoints do not predict a clinical benefit, it could delay the filing of the biologics license application and could jeopardize FDA approval of Aldurazyme(TM). The FDA may request additional trials to be conducted. If we have to conduct further clinical trials, whether for Aldurazyme(TM) or other products we develop in the future, it would significantly increase our expenses and delay marketing of our product. Also, the results of initial smaller clinical trials could differ from the results obtained from subsequent more extensive long-term trials. A significant difference in the results of multiple clinical trials could cause the FDA to require still more clinical trials which would significantly delay the approval process.

 The fast track designation for Aldurazyme(TM) may not actually lead to a faster review process.

Although Aldurazyme(TM) has obtained a fast track designation, we cannot guarantee a faster review process or faster approval compared to the normal FDA procedures. If Aldurazyme(TM) is approved, we will be required to conduct a study after we obtain approval of Aldurazyme(TM) to demonstrate that the primary endpoints used in our single study are reasonably likely to predict clinical benefits to the patients. If this post-approval study fails to verify the clinical benefit of Aldurazyme(TM) or demonstrates that Aldurazyme(TM) is not safe or effective, our FDA approval can be withdrawn on an expedited basis. Furthermore, if adverse effects are identified after marketing, FDA approval may be rapidly revoked and we could not market the drug.

 We will not be able to sell our products if we fail to comply with manufacturing regulations.

Before we can begin commercially manufacturing our products we must obtain regulatory approval of our manufacturing facility and process. In addition, manufacture of our drug products must comply with the FDA's current Good
Manufacturing Practices regulations, commonly known as cGMP. The cGMP regulations govern quality control and documentation policies and procedures. Our manufacturing facilities are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities, before and after product approval. Because we are currently in the process of developing the manufacturing site and process for commercial manufacture of Aldurazyme(TM), our facility has not yet been inspected by any state or federal governmental entity. We cannot guarantee that BioMarin, or any potential third- party manufacturer of our drug products, will be able to comply with cGMP regulations. Material changes to the manufacturing processes after approvals have been granted are also subject to review and approval by the FDA or other regulatory agencies.

We currently have a contract with Harbor-UCLA Research and Education Institute to manufacture Aldurazyme(TM) in limited quantities for use in preclinical studies and clinical trials. In order to produce initial commercial requirements for Aldurazyme(TM) in our facility we will have to prove that the product manufactured at our facility is comparable to the clinical trial product produced in the Harbor- UCLA facility. This will require laboratory testing and may require clinical trials. We must pass FDA and state inspections and manufacture three process qualification batches to final specifications under cGMP controls before the Aldurazyme(TM) BLA can be approved. We cannot assure you that we will pass the inspections in a timely manner, if at all.

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

We received orphan drug designation from the FDA for Aldurazyme(TM) in September 1997. In February 1999, we received orphan drug designation from the FDA for BM102. Even if we obtain orphan drug designation, we cannot guarantee that we will be the first to obtain marketing approval for any orphan indication or that exclusivity would effectively protect the product from competition. Orphan drug designation does not shorten the development or FDA review time of a drug so designated nor give the drug any advantage in the FDA review or approval process.

Because the target patient populations for our products are small we must achieve significant market share and obtain high per patient prices for our products to achieve profitability.

Our initial drug candidates target disorders with small patient populations. As a result, our prices must be high enough to recover our development costs and achieve profitability. For example, two of our initial drug products in genetic disorders, Aldurazyme(TM) and BM102, target patients with MPS-I and MPS-VI, respectively. We estimate that there are approximately 3,400 patients with MPS-I and 1,100 patients with MPS-VI in the developed world. We believe that we will need to market worldwide to achieve significant market share. In addition, we are developing other drug candidates to treat conditions, such as other genetic diseases and serious burns, with small patient populations. We cannot be certain that we will be able to obtain sufficient market share for our drug products at a price high enough to justify our product development efforts.

If we fail to obtain an adequate level of reimbursement for our drug products by third-party payors there would be no commercially viable markets for our products.

The course of treatment for patients with MPS-I using Aldurazyme(TM) is expected to be expensive. We expect patients to need treatment throughout their lifetimes. We expect that families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for Aldurazyme(TM) without reimbursement from third-party payors.

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

We currently have no expertise obtaining reimbursement. We expect to rely on the expertise of our partner Genzyme to obtain reimbursement for Aldurazyme(TM). We cannot predict what the reimbursement rates will be. In addition, we will need to develop our own reimbursement expertise for future drug candidates unless we enter into collaborations with other companies with the necessary expertise.

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

Where appropriate, we seek patent protection for certain aspects of our technology. Meaningful patent protection may not be available for some of the enzymes we are developing, including Aldurazyme(TM) and BM102. If we must spend significant time and money protecting our patents, designing around patents held by others or licensing, for excessively large fees, patents or other proprietary rights held by others, our business and prospects may be harmed.

The patent positions of biotechnology companies are extremely complex and uncertain. The scope and extent of patent protection for some of our products are particularly uncertain because key information on some of the enzymes we are developing has existed in the public domain for many years. Other parties have published the structure of the enzymes, the methods for purifying or producing the enzymes or the methods of treatment. The composition and genetic sequences of animal and/or human versions of many of our enzymes, including those for Aldurazyme(TM) and BM102, have been published and are in the public domain. The composition and genetic sequences of other MPS enzymes which we intend to develop as products have also been published. Publication of this information may prevent us from obtaining composition of matter patents, which are generally believed to offer the strongest patent protection. For enzymes with no prospect of composition of matter patents, we will depend on orphan drug status.

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

If our joint venture with Genzyme were terminated, we could be barred from commercializing Aldurazyme(TM) or our ability to commercialize Aldurazyme(TM) would be delayed.

We are relying on Genzyme to apply the expertise it has developed through the launch and sale of Ceredase(R) and Cerezyme(R) enzymes for Gaucher disease, a rare genetic disorder, to the marketing of our initial drug product, Aldurazyme(TM). Because it is our initial product, our operations are substantially dependent upon the development of Aldurazyme(TM). We have no experience selling, marketing or obtaining reimbursement for pharmaceutical products. In addition, without Genzyme we would be required to pursue foreign regulatory approvals. We have no experience in seeking foreign regulatory approvals.

We cannot guarantee that Genzyme will devote the resources necessary to successfully market Aldurazyme(TM). In addition, either party may terminate the joint venture for specified reasons, including if the other party is in material breach of the agreement or has experienced a change of control or has declared bankruptcy and also is in breach of the agreement. Either party may also terminate the agreement upon one year prior written notice for any reason after the earlier of December 31, 2000 or after the joint venture has received the FDA's approval of the biologics license application for Aldurazyme(TM). Furthermore, we may terminate the joint venture if Genzyme fails to fulfill its contractual obligation to pay us $12.1 in cash upon the approval of the biologics license application for Aldurazyme(TM).

Upon termination of the joint venture one party must buy out the other party's interest in the joint venture. The party who buys out the other will then also obtain, exclusively, all rights to Aldurazyme(TM) and any related intellectual property and regulatory approvals.

If the joint venture is terminated by Genzyme for a breach on our part, Genzyme would be granted, exclusively, all of the rights to Aldurazyme(TM) and any related intellectual property and regulatory approvals and would be obligated to buy out our interest in the joint venture. We would then effectively be unable to develop and commercialize Aldurazyme(TM). If we terminated the joint venture for a breach by Genzyme, we would be obligated to buy out Genzyme's interest in the joint venture and, we would then be granted all of these rights to Aldurazyme(TM) exclusively. While we could then continue to develop Aldurazyme(TM), that development would be slowed because we would have to divert substantial capital to buy out Genzyme's interest in the joint venture and would then have to search for a new partner to commercialize the product and to obtain foreign regulatory approvals or to develop these capabilities ourselves.

If the joint venture is terminated by us without cause, Genzyme would have the option, exercisable for one year, to immediately buy out our interest in the joint venture and obtain all rights to Aldurazyme(TM) exclusively. If the agreement is terminated by Genzyme without cause, we would have the option, exercisable for one year, to immediately buy out Genzyme's interest in the joint venture and obtain these exclusive rights. In event of termination of the buy out option without exercise by the non-terminating party as described above, all right and title to Aldurazyme(TM) is to be sold to the highest bidder, with the proceeds to be split equally between Genzyme and us.

If the joint venture is terminated by us because Genzyme fails to make the $12.1 million payment to us upon FDA approval of the biologics license application for Aldurazyme(TM), we would be obligated to buy Genzyme's interest in the joint venture and would obtain all rights to Aldurazyme(TM) exclusively. If the joint venture is terminated by either party because the other declared bankruptcy and is also in breach of the agreement, the terminating party would be obligated to buy out the other and would obtain all rights to Aldurazyme(TM) exclusively. If the joint venture is terminated by a party because the other party experienced a change of control, the terminating party shall notify the other party, the offeree, of its intent to buy out the offeree's interest in the joint venture for a stated amount set by the terminating party at its discretion. The offeree must then either accept this offer or agree to buy the terminating party's interest in the joint venture on those same terms. The party who buys out the other would then have exclusive rights to Aldurazyme(TM).

We cannot assure you that if the joint venture were terminated and if we were obligated, or given the option, to buy out Genzyme's interest in the joint venture, and gain exclusive rights to Aldurazyme(TM), that we will have sufficient funds to do so or that we will be able to obtain the financing to do so. If we fail to buy out Genzyme's interest we may be held in breach of the agreement and may lose any claim to the rights to Aldurazyme(TM) and the related intellectual property and regulatory approvals. We would then effectively be prohibited from developing and commercializing the product.

Termination of the joint venture where we retain the rights to Aldurazyme(TM) could cause us significant delays in product launch in the United States, difficulties in obtaining third-party reimbursement and delays or failure to obtain foreign regulatory approval, any of which could hurt our business and results of operations. Since Genzyme funds 50% of the joint venture's operating expenses, the termination of the joint venture would double our financial burden and reduce the funds available to us for other product programs.

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

We may encounter problems with any of the following if we attempt to increase the scale or size of manufacturing:

    . Design, construction and qualification of manufacturing facilities that meet regulatory requirements

    .  Production yields

    .  Purity

    .  Quality control and assurance

    .  Shortages of qualified personnel

    .  Compliance with FDA regulations

We are developing a total of 43,000 square feet of space at two facilities, one in Novato and one in Torrance, for the manufacture of Aldurazyme(TM). The construction and qualification of these facilities may take longer than planned and the actual construction costs of these facilities may be higher than those which we have budgeted. We expect that the manufacturing process of all of our new products, including BM102, will also require lengthy development time before we can begin manufacturing them in commercial quantity. Even if we can establish this capacity, we cannot be certain that manufacturing costs will be commercially reasonable, especially if reimbursement is substantially lower than expected.

In order to achieve our product cost targets we must develop efficient manufacturing processes either by

    . improving the colonies of cells which have a common genetic make-up, or cell lines,

    .  improving the processes licensed from others, or

    .  developing a recombinant cell line and production processes.

A recombinant cell line is a cell line with foreign DNA inserted which is used to produce a foreign protein that it would not have otherwise produced. The development of a stable, high production cell line for any given enzyme is risky, expensive and unpredictable and may not yield adequate results. In addition, the development of protein purification processes is difficult and may not produce the high purity required with acceptable yield and costs. If we are not able to develop efficient manufacturing processes, the investment in manufacturing capacity sufficient to satisfy market demand will be much greater and will place heavy financial demands upon us. If we do not achieve our manufacturing cost targets, we will have lower margins and reduced profitability in commercial production and greater losses in manufacturing start-up phases.

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

 We have entered into a joint venture with Genzyme where Genzyme will be responsible for marketing and distributing Aldurazyme(TM). We cannot guarantee that we will be able to establish sales and distribution capabilities or that BioMarin, the joint venture or any future collaborators will successfully sell any of our drug candidates.

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

Our rapid growth has strained our managerial, operational, financial and other resources. We expect this growth to continue. We recently entered into a joint venture with Genzyme. If we receive FDA approval to market Aldurazyme(TM), the joint venture will be required to devote additional resources to support the commercialization of Aldurazyme(TM).

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

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human drug treatments. We currently do not maintain insurance against product liability lawsuits. The joint venture with Genzyme maintains clinical liability insurance for Aldurazyme(TM) which covers clinical trials of that product, since their inception. Although we intend to obtain product liability insurance before our clinical trials of BM102 and shortly before initiating clinical trials for our other products, we cannot be certain that we will be able to obtain adequate insurance coverage. In addition, we may be subject to claims in connection with our current clinical trials for Aldurazyme(TM) for which current insurance coverage is not adequate. We cannot be certain that if Aldurazyme(TM) receives FDA approval, the product liability insurance the joint venture will need to obtain in connection with the commercial sales of Aldurazyme(TM) will be available at a reasonable cost. In addition, we cannot be certain that we can successfully defend any product liability lawsuit brought against us. If we are the subject of a successful product liability claim which exceeds the limits of any insurance coverage we may obtain, we may incur substantial liabilities which would adversely affect our earnings and financial condition.

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

Some risks associated with the year 2000 problem are beyond our ability to control, including the extent to which our suppliers and service providers can address the year 2000 problem. The failure by a third party to adequately address the year 2000 issue could have an adverse effect on their operations, which could have an adverse effect on us. We are assessing the possible effects on our operations of the possible failure of our key suppliers and providers, contractors and collaborators to identify and remedy, if practical, potential year 2000 problems.

Our stock price may be volatile and your investment in our stock could suffer a decline in value.

Our valuation and the stock price in the period since the IPO have had no meaningful relationship to current or historical earnings, asset values, book value or any other criteria based on historical values. The market price of the common stock will fluctuate and may be higher or lower in the future due to factors including:

    . Progress of Aldurazyme(TM) and our other lead drug candidates through worldwide regulatory processes, especially Aldurazyme(TM) regulatory actions in the United States

    . Results of clinical trials, announcements of technological innovations or new products by us or our competitors

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

    . General market conditions for emerging growth and biopharmaceutical companies

    .  Economic conditions in the United States or abroad

    .  Actual or anticipated fluctuations in our operating results

    . Broad market fluctuations may cause the market price of our common stock to fluctuate

    .  Changes in financial or business estimates by securities analysts

In addition, the value of our common stock may fluctuate because it is listed on both the Nasdaq National Market and the Swiss Exchange New Market. Because we have accumulated relatively limited experience since July 23, 1999, in observing the trading of our stock on two markets, we cannot be certain what effect, if any, the dual listing will have on the future price of our stock in either market. Under different conditions in the future, listing on both exchanges may increase stock price volatility due to:

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

Our directors and officers control approximately 17.4% of the outstanding shares of our common stock. GBL owns 32.7% of the outstanding shares of capital stock. Three of six GBL directors are officers or directors of BioMarin. As a result, due to their concentration of stock ownership, directors and officers, together with GBL if they act together, may be able to otherwise control our management and operations, and may be able to prevail on all matters requiring a stockholder vote including:

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

BioMarin is incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents may make a change in control of BioMarin more difficult, even if a change in control would be beneficial to the stockholders. Our anti-takeover provisions include provisions in the certificate of incorporation providing that stockholders' meetings may only be called by the board of directors and a provision in the bylaws providing that the stockholders may not take action by written consent. Additionally, our board of directors have the authority to issue 1,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock, could make it more difficult for a third party to acquire a majority of the outstanding voting stock of BioMarin. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. The board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

Item 3:  Quantitative and Qualitative Disclosure about Market Risk

GBL currently holds 11,367,617 shares of BioMarin's common stock representing 32.7% of BioMarin's outstanding common stock. Following the sale of Glyko, Inc. in 1998, these securities represent substantially the only asset of GBL. These securities have been acquired for investment purposes rather than for trading purposes. The value of GBL's common stock may be substantially influenced by to the value of BioMarin's common stock. Following BioMarin's IPO in July 1999, BioMarin's common stock is traded on the NASDAQ and the Swiss Exchange (SWX New Market). There are many risks associated with the listing of these securities on two markets and with
BioMarin's business itself. These risks are detailed in the "Risk Factors" section above. GBL is subject to additional risks as its investment portfolio is non-diversified. GBL does not hold substantially any other securities other than the common stock of BioMarin.

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

Item 4.  Submission of Matters to a Vote of Security Holders.       None.

Item 5.  Other Information.                                         None.

Item 6.  Exhibits and Reports on Form 8-K.

          (a) The following documents are filed as part of this report

                   See Exhibit Index attached hereto.

          (b) Reports on Form 8K

                   No reports were filed on Form 8-K during the three months
                    ended September 30, 1999.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            GLYKO BIOMEDICAL LTD.


Dated: November 12, 1999                    By:  \s\ John C. Klock, M.D.
----------------------------------------    ------------------------------------
                                            John C. Klock, M.D.
                                            President, Chief Executive Officer
                                             and Chief Financial Officer

                                  EXHIBIT INDEX



     Exhibit        Description
     Number
      2.1 Share Exchange Agreement between Glyko Biomedical Ltd. and BioMarin Pharmaceutical Inc. dated September 15, 1998.
              (Filed as Exhibit 2.1 to Form 10-KSB dated December 31, 1998 and incorporated herein by reference).
      3.1 Registrant's Articles of Incorporation and Bylaws (filed as exhibit 3.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
      3.2 Amended Restated Certificate of Incorporation of BioMarin Pharmaceutical, Inc.
      3.3     Amended Bylaws of BioMarin Pharmaceutical, Inc.
      4.1 Registrant's Articles of Incorporation and Bylaws (filed as exhibit 3.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
     10.1 Glyko Biomedical Share Option Plan - 1994 (filed as exhibit 10.1 to Form 10-QSB dated June 30, 1994 and incorporated herein by reference).
     10.2 License Agreement between Glyko Biomedical Ltd. and BioMarin Pharmaceutical, Inc. (filed as Exhibit 10 to Form 10-QSB dated September 30, 1997, and incorporated herein by reference.)
     27.1 Financial Data Schedule (see Financial Data Schedule attached hereto in EDGAR format only)