Form 10KSB
period 1999-12-31
GLYKO BIOMEDICAL LTD
filed 2000-03-31
CIK 908401

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X] Annual  Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
    1934 For the fiscal year ended December 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III to the Form 10-KSB or any amendment to this Form 10-KSB. __X____

State issuer's revenues for its most recent fiscal year: $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such equity: $158,475,655 as of February 29, 2000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,999,341common shares outstanding as of February 29, 2000.

Transitional small business disclosure format (check one)
Yes_______  ;  No__X____

The  document   incorporated   by   reference   is  as  follows:
(1) BioMarin Pharmaceutical Inc. Proxy Statement of the Annual Meeting of Stockholders to be held on June 16, 2000 incorporated into Part III,
     Item 10. 5

                              GLYKO BIOMEDICAL LTD.

                                     Part I

This Form 10-KSB contains ''forward-looking statements'' as defined under securities laws. Many of these statements can be identified by the use of terminology such as ''believes,'' ''expects,'' ''anticipates,'' ''plans,'' ''may,'' ''will,'' ''projects,'' ''continues,'' ''estimates,'' ''potential,'' ''opportunity'' and so on. These forward-looking statements may be found in the ''Risk Factors,'' ''Description of Business,'' and other sections of this Annual Report on Form 10-KSB. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in ''Additional Factors That Might Affect Future Results,'' as well as those discussed elsewhere in this Form 10-KSB. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Form 10-KSB to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

Item 1.   Description of Business

Glyko Biomedical Ltd. ("GBL" or the "Company") was incorporated by Certificate and Articles of Incorporation under the laws of Canada on June 26, 1992. On December 21, 1992, simultaneously with an initial public offering of the Company's Common Shares on The Toronto Stock Exchange, the Company acquired, in a stock for stock exchange, 100 percent of the outstanding shares of Glyko, Inc. incorporated on October 15, 1990, under the laws of Delaware, upon an exchange of shares with the stockholders of Glyko, Inc. GBL was incorporated for the sole purpose of acquiring Glyko, Inc. Both entities were under common control and the share exchange was accounted for in a manner similar to a pooling. The registered office of the Company is Scotia Plaza, Suite 2100, 40 King Street West, Toronto, Canada M5H 3C2. The principal office of Glyko, Inc. is 371 Bel Marin Keys Blvd., #210, Novato, CA 94949. Glyko, Inc. was established in 1990 under a joint venture agreement, ("the Joint Venture Agreement"), dated December 18, 1990 among Millipore Corporation ("Millipore"), Glycomed Incorporated ("Glycomed"), Gwynn R. Williams ("Williams"), and John C. Klock, M.D. (collectively, the "Founders"), Astroscan, Ltd. and Astromed, Ltd.,
corporations controlled by Williams, and Glyko, Inc. to conduct original scientific research aimed at developing novel analytic and research instrumentation for carbohydrate research and for human medical diagnosis.

On October 25, 1996, the Company formed BioMarin Pharmaceutical Inc. ("BioMarin"), a corporation incorporated under the laws of Delaware, to develop the Company's pharmaceutical products. The registered and principal office of BioMarin is 371 Bel Marin Keys Blvd., #210, Novato, California 94949.

BioMarin first began business on March 21, 1997 and issued 1.5 million shares of common stock to GBL for $1.5 million. As consideration for the grant of a license to certain of Glyko, Inc.'s intellectual property pursuant to a license agreement dated June 26, 1997, BioMarin issued GBL an additional 7 million shares of BioMarin common stock. Beginning in October 1997, BioMarin raised capital from third parties with the result that at December 31, 1997, GBL's ownership interest in BioMarin had been reduced to 41.3 percent of BioMarin's outstanding capital stock. As of December 31, 1997, the Company began recording its share of BioMarin's net loss utilizing the equity method of accounting. On June 30, 1998, BioMarin raised net proceeds of $3.3 million (598,535 shares) including a $1.0 million investment from GBL. On August 3, 1998 BioMarin raised an additional net proceeds of $8.1 million (1,416,800 shares) from third parties. On September 4, 1998, BioMarin received $8 million from Genzyme Corp. ("Genzyme") upon execution of a joint venture agreement pursuant to which BioMarin issued 1,333,333 shares of common stock to Genzyme. As a result of this joint venture agreement, BioMarin has a 50 percent interest in the income or loss of the joint venture, BioMarin/Genzyme LLC.

On October 7, 1998, BioMarin acquired Glyko, Inc., in a transaction valued at $14.5 million. As consideration for the acquisition of all of the outstanding shares of Glyko, Inc., BioMarin issued 2,259,039 shares of common stock to GBL, assumed Glyko, Inc.'s employee stock options exercisable for 255,540 shares of BioMarin common stock, and paid $500 in cash.

While GBL was not obligated to provide this capital, on April 13, 1999, the Company entered into a convertible note arrangement with BioMarin in the amount of $4.3 million as part of a $26 million convertible note.

BioMarin completed its initial public offering ("IPO") of 4.5 million shares of common stock at $13 per share on July 23, 1999, raising net proceeds of approximately $51.8 million. In a private placement concurrent with the IPO, Genzyme invested in BioMarin $10 million (769,230 shares of common stock). In addition, the $26 million of convertible notes sold by BioMarin on April 13, 1999, plus accrued interest, were converted into 2,672,020 shares of common stock at $10 per share. GBL's $4.3 million convertible note from BioMarin, plus accrued interest were converted into 441,911 shares of BioMarin common stock. The exercise of the underwriters' over-allotment option in August 1999 raised additional net proceeds of $8.1 million at the IPO price (675,000 shares of common stock). As a result of the IPO, concurrent with the conversion of the note from GBL and the investment by Genzyme , GBL's ownership of BioMarin's outstanding common stock on December 31, 1999, was 32.6 percent.

While BioMarin has an accumulated deficit of $43.1 million at December 31, 1999 and is expected to incur significant losses during 2000 and into 2001 at a minimum, management of GBL does not believe that there has been any impairment of its investment in BioMarin.

Since its inception, the Company has incurred a cumulative deficit of $29.1 million and GBL expects to continue to incur losses during 2000 due to its share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc. on October 7, 1998, GBL has no operating activities or paid employees and its principal asset is its investment in BioMarin. Since October 8, 1998, GBL has agreed to pay BioMarin a monthly management fee for its services to GBL primarily relating to management, accounting, finance and government reporting. BioMarin had accrued receivables relating to these services for GBL of $27,152 and $37,500 for the years ended December 31, 1998 and 1999, respectively. Accordingly, without further investment in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations for the foreseeable future.

BioMarin's business comprises two segments. BioMarin's Analytic and Diagnostic Products segment represents the business conducted on a stand-alone basis by Glyko, Inc. while the Pharmaceutical Products segment represents BioMarin's pharmaceutical development activities.

Pharmaceutical Products

BioMarin is currently developing pharmaceutical products through its own internal operations and through research grants with various universities. BioMarin has completed its initial clinical trial of its lead enzyme replacement product (Aldurazyme(TM)) for Mucopolysaccharidosis (MPS-I), a crippling and fatal disease that afflicts young children. The initial clinical trial was conducted under a Company Investigational New Drug (IND) application that encompassed ten patients with all levels of severity of MPS-I. In April 1999, BioMarin completed a twelve-month evaluation period for their initial clinical trial of AldurazymeTM. Initiated in December 1997, this clinical trial treated ten patients with MPS-I at five medical centers in the United States. BioMarin is treating and monitoring these patients for an additional 12-month follow-up period and, in collaboration with BioMarin's joint venture partner, Genzyme, plans to initiate a Phase III Confirmatory Clinical Trial in mid-year 2000. BioMarin intends to complete the filing of the biologics license application ("BLA") with the FDA in mid-year 2001. BioMarin received orphan drug designation for Aldurazyme(TM) in September 1997, allowing BioMarin to market the product exclusively for seven years following U.S. Food and Drug Administration ("FDA") approval if it is the first to gain such approval. BioMarin focuses on the development of products in four therapeutic areas: genetic diseases, burn and wound care, fungal infections and inflammation (initially psoriasis). This development process will require funding and BioMarin plans to raise additional cash to fund these projects. BioMarin cannot assure you that such funds will be available or that this development process will be successful.

Analytic and Diagnostic Products

Analytic

BioMarin manufactures and sells the following products:

o A series of kits with chemicals, enzymes, pre-cast gels, and standards for performing analyses of carbohydrates.
o A carbohydrate analytical system based on electrophoresis including computer controlled imaging system for sample analysis and report preparation.
o Research products including carbohydrate enzymes, standards and related materials.
o Copyrighted, proprietary software for image analysis and data manipulation.

Products are marketed directly and through authorized distributors. Customers include distributors of research products, university research laboratories, biotechnology companies and pharmaceutical companies.
Diagnostic

BioMarin's FACE(R) diagnostic technology gives clinicians the capability to detect the presence of specific carbohydrate markers indicating certain disease states.

In November 1995, Glyko, Inc., currently BioMarin's wholly-owned subsidiary, received approval from the FDA to market its diagnostic test for Lysosomal Storage Diseases, the Urinary Carbohydrate Analysis Test Kit.

A second-year SBIR II Grant in the amount of $290,234 was awarded for the period from June 1, 1998, to May 31, 1999 to develop a second-generation confirmatory test of Lysosomal Storage diseases.

Patents and Trade Secrets

BioMarin and GBL entered into a License Agreement dated June 26, 1997, pursuant to which GBL granted BioMarin an exclusive, worldwide, perpetual, irrevocable, royalty-free right and license to certain of Glyko, Inc.'s worldwide patents, trade secrets, copyrights, and other proprietary rights to all know-how, processes, formulae, concepts, data, and other such intellectual property, whether patented or not, owned or licensed by Glyko, Inc. as of the date of the license agreement for application in therapeutic uses, including without limitation, drug discovery and genomics. As consideration for the grant of this license, BioMarin issued to GBL 7 million shares of BioMarin common stock. Under the same License Agreement, BioMarin granted Glyko, Inc. an exclusive, worldwide, perpetual, irrevocable, royalty-free cross-license to all improvements BioMarin may make upon the licensed intellectual property.

Competition

Pharmaceutical Products. The biopharmaceutical industry is rapidly evolving and highly competitive. We face significant competition from biotechnology and pharmaceutical companies. Many of these companies have significantly greater financial, manufacturing, marketing and product research and development resources and experience than we have. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals, including orphan drug designations. Accordingly, competitors may obtain regulatory approvals for and commercialize their products faster than we will. In addition, these companies will compete with us to attract qualified personnel, and to attract parties for acquisitions, joint ventures or other collaborations. Several pharmaceutical and biotechnology companies have established themselves in the field of enzyme therapeutics, including Genzyme, our joint venture partner.

Universities and public and private research institutions are also competitors. While these organizations primarily have educational objectives, they may develop proprietary technology and acquire patents that we may need for the commercial development of our drug products. We will attempt to license this proprietary technology, if available. These licenses may not be available to us on acceptable terms, if at all. We also directly compete with a number of these organizations to recruit personnel, especially scientists and technicians.

We believe that the primary competitive factors in the market for biological drug products are:

         o     Product safety

         o     Effectiveness of these products

         o     Ability to obtain orphan drug exclusivity

         o     Distribution channels

         o     Price

         o     Patents and proprietary know-how

         o     Time required to develop new products

         o     Time required to obtain regulatory and reimbursement approval

         o     Ability to respond quickly to medical and technological changes

         o     Ability to develop new products

We believe, based on our progress developing AldurazymeTM, that we can compete successfully with regard to those competitive factors requiring timely execution. With regard to other competitive factors including those regarding distribution channels and low prices, we are at a competitive disadvantage. We do not yet have established distribution channels and because our target patient populations are small we expect that our drug products will be relatively expensive. We do not intend to compete with others who have already established successful treatments for specific genetic disorders, which should ameliorate some of our competitive disadvantages.

Carbohydrate Analysis Products and Services.   The FACE(R)Imaging System's
primary competitors are alternative carbohydrate analytical technologies including:

         o     Capillary electrophoresis

         o     High-pressure liquid chromatography

         o     Mass spectrometry

         o     Nuclear magnetic resonance spectrometry

The major advantages of FACE(R) are:

        o     Low cost

        o     Quantification of carbohydrates present

        o     Easy application to samples of unknown composition

        o     User friendly procedures and software

        o     Provides versatility for other non-carbohydrate applications

The major disadvantages of FACE(R) are:

        o FACE(R) requires single-use specialized gels which give FACE(R) systems a higher disposable cost than some competitive products which have reusable components.

        o Some competitive products may provide a more precise measurement ofthe molecular weight of a sample.

        o One competitive technology can provide more complete structural information about the sample.

The competition in the carbohydrate-active enzymes business is comprised primarily of distributors of broad lines of research products and supplies, particularly fine chemicals and reagents. Glyko, Inc. competes on the basis of the catalog of products it offers and the number of carbohydrate-active enzymes it offers and their proprietary nature. Glyko, Inc. believes that it also provides superior service because it provides customers with sales information and assistance based on scientific understanding of carbohydrate chemistry and function. However, it does not offer as many products as some of its competitors. Glyko, Inc. plans to expand its enzyme product offerings over the next several years to compete with the broadest product lines offered today by competitors. However, neither we nor Glyko, Inc. can assure you that Glyko, Inc. will successfully broaden its product offerings or will otherwise compete successfully.

Glyko, Inc.'s diagnostic product line competes primarily with alternative technologies and laboratory services. Glyko, Inc. believes that its diagnostic approaches are novel. Glyko, Inc. has the only urinary screening test cleared by the FDA for certain lysosomal storage diseases. Glyko, Inc. believes that the test may be used as a screening tool for early detection of a number of lysosomal storage diseases and that success of the product will depend on whether it becomes widely adopted. See "Risk Factors--If we fail to compete successfully, our revenues and operating results will be adversely affected."

Government Regulation

The following government regulations pertain to BioMarin and its wholly-owned subsidiaries, Glyko, Inc. and BioMarin Genetics, Inc. Reference to "we", "our" and "the Company" in the following government regulations represent BioMarin and its wholly-owned subsidiaries.

Our pharmaceutical products are subject to extensive government regulation in the United States. If we distribute our products abroad, these products will also be subject to extensive foreign government regulation. In the United
States, pharmaceutical and biological products are regulated by the FDA. FDA regulations govern the testing, manufacturing, advertising, promotion, labeling, sale and distribution of our products. Currently, we believe that AldurazymeTM and other enzyme drug products that we may develop will be regulated by the FDA as biologics rather than as drugs because they are manufactured by biological processes.

The FDA approval process for a biologic includes:

        o    Preclinical studies

        o Submission of an investigational new drug application for clinical trials

        o Adequate and well-controlled human clinical trials to establish the safety and effectiveness of the product

        o    Submission of a biologics license application

        o    Review of the biologics license application

        o Inspection of the facilities used in the manufacturing of the biologic to assess compliance with the Current Good Manufacturing Processes, or cGMP regulations

The biologics license application includes comprehensive, complete descriptions of the pre-clinical testing, clinical trials, and the chemical, manufacturing and control requirements of a drug which enable the FDA to determine the drug's safety and efficacy. A biologics license application must be filed and then approved by the FDA before a biologic can be marketed commercially.

The FDA testing and approval process requires substantial time, effort and money. We cannot assure you that any approval will ever be granted.

Preclinical studies include laboratory evaluation of the product, as well as animal studies to assess the potential safety and effectiveness of the product. These studies must be performed according to good laboratory practices. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the investigational new drug application. Clinical trials may begin 30 days after the investigational new drug application is received, unless the FDA raises concerns or questions about the conduct of the clinical trials. If concerns or questions are raised, the investigational new drug application sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. We cannot assure you that submission of an investigational new drug application will result in authorization to commence clinical trials. Nor can we assure you that if clinical trials are approved, that data will result in marketing approval.

Clinical trials involve the administration of the product that is the subject of the trial to volunteers or patients under the supervision of a qualified principal investigator. Furthermore, each clinical trial must be reviewed and approved by an independent institutional review board at each institution at which the study will be conducted. The institutional review board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Also, clinical trials must be performed according to good clinical practices. Good clinical practices are enumerated in FDA regulations and guidance documents.

Clinical trials typically are conducted in three sequential phases, Phases I, II and III, with Phase IV studies conducted after approval and generally required for fast track designated drugs. These phases may overlap. In Phase I clinical trials, the drug is usually tested on healthy volunteers to determine:

         o     Safety

         o     Any adverse effects

         o     Dosage tolerance

         o     Absorption

         o     Metabolism

         o     Distribution

         o     Excretion

         o     Other drug effects

In Phase II clinical trials, the drug is usually tested on a limited number of afflicted patients to:

        o Evaluate the efficacy of the drug for specific, targeted indications

        o     Determine dosage tolerance and optimal dosage

        o     Identify possible adverse effects and safety risks

In Phase III clinical trials, the drug is usually tested on a larger number of afflicted patients, an expanded patient population and at multiple clinical sites. The FDA may require that we suspend clinical trials at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. In addition, FDA approval may be conditioned and limit the indicated uses for our products.

Phase IV clinical trials are defined as studies performed after a drug has received FDA approval. These additional studies are conducted to gain experience from the treatment of afflicted patients in the intended therapeutic indication and are required if a drug is approved based on surrogate endpoints. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition, often by biochemical or other tests, that are substituted for measurements of observable clinical symptoms. Failure to promptly conduct Phase IV clinical trials could result in expedited withdrawal of approval for products approved under fast track designation.

We will also be subject to a variety of foreign regulations governing clinical trials, manufacture and sales of our products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to marketing in those countries. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval.

Food and Drug Administration Modernization Act of 1997. The Food and Drug Administration Modernization Act of 1997 was enacted, in part, to ensure the availability of safe and effective drugs, biologics and medical devices by expediting the FDA review process for new products. The Modernization Act establishes a statutory program for the approval of fast track products, including biologics. The fast track provisions essentially codify the FDA's accelerated approval regulations for drugs and biologics. A fast track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the new fast track program, the sponsor of a new drug or biologic may request the FDA designate the drug or biologic as a fast track product at any time during the clinical development of the product. The Modernization Act specifies that the FDA must determine if the product qualifies for fast track designation within 60 days of receipt of the sponsor's request.

Approval of a license application for a fast track product can be based on an effect on a clinical endpoint or on a surrogate endpoint that is reasonably likely to predict clinical benefit. Approval of a license application for a fast track product based on a surrogate endpoint may be subject to:

        o Post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint

        o     Prior review of all promotional materials

If a preliminary review of the clinical data suggests that the product is effective, the FDA may initiate review of sections of a license application for a fast track product before the application is complete. This rolling review is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. However, the time period specified in the Prescription Drug User Fees Act, which governs the time period goals the FDA has committed to reviewing a license application, does not begin until the complete application is submitted.

In September 1998, the FDA designated AldurazymeTM a fast track product for the more severe forms of MPS-I. We cannot predict the ultimate impact, if any, of the fast track process on the timing or likelihood of FDA approval of AldurazymeTM or any of our other potential products.

Orphan Drug Designation. In September 1997, AldurazymeTM received orphan drug designation from the FDA. In February 1999, BM102 received orphan drug designation from the FDA. Orphan drug designation is granted by the FDA to drugs intended to treat a rare disease or condition. A rare disease or condition is one which generally affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a biologics license application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

Orphan drug designation does not shorten the FDA regulatory review and approval process for an orphan drug, nor does it give that drug any advantage in the FDA regulatory review and approval process. If an orphan drug later receives FDA approval for the indication for which it has designation, the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Although obtaining FDA approval to market a product with orphan drug exclusivity may be advantageous, we cannot be certain that we will be the first to obtain FDA approval for any drug for which we obtain orphan drug designation. Nor can we be certain that orphan drug designation will result in any commercial advantage or reduce competition. Nor can we be certain that the limited exceptions to this exclusivity will not be invoked by the FDA.

Regulation of Glyko, Inc.'s Diagnostic Tests as Medical Devices. Our subsidiary, Glyko, Inc., develops diagnostic tests that screen for diseases such as lysosomal storage diseases. The FDA regulates these tests as medical devices. The FDA requires companies that desire to market new medical devices to obtain either 510(k) clearance or approval of a Pre-market Approval Application, or PMA, before they are sold. Regulation under a PMA can be significantly more costly and time consuming than clearance under a 510(k) notification. Glyko, Inc. has received 510(k) clearance from the FDA for a urinary carbohydrate analysis test and is developing other diagnostic tests, which we believe qualify for 510(k) clearance.

Glyko, Inc.'s diagnostic tests may be regulated as medical devices by the FDA as Class I, Class II or Class III devices. The degree of regulation, as well as the cost and time required to obtain regulatory approvals or clearances, generally increases from Class I to Class III. Most diagnostic tests are regulated as Class I or Class II devices. Glyko, Inc.'s diagnostic test for urinary carbohydrate analysis has been classified as a Class I device. Under the Food and Drug Administration Modernization Act of 1997, most Class I devices are exempt from the 510(k) clearance requirement. Based on the advice of our regulatory consultants and the experience with our first test, we expect that all of our currently planned diagnostic tests will require a 510(k) notification and clearance process.

A 510(k) notification is sufficient for a device that is "substantially equivalent" to a legally marketed Class I or Class II device, or a Class III "predicate" device for which the FDA has not yet required submission of PMAs. Following submission of a 510(k) notification, a company may not market the device for clinical use until the FDA finds that product is substantially equivalent to a legally marketed predicate device. It generally takes four to 12 months from the date of submission of a 510(k) to obtain the FDA's determination, but it may take longer. The FDA may determine that the device is not substantially equivalent and require submission and approval of a PMA. Alternatively, the FDA may require further information before making a determination regarding substantial equivalence. The FDA requires a new 510(k) submission and a separate FDA determination of substantial equivalence for any devices cleared through the 510(k) process that have had modifications or enhancements that could significantly affect their safety or effectiveness, or that change their intended use.

If a device does not qualify for the 510(k) premarket notification procedure, a company must file a PMA application. The PMA review and approval process can be expensive, uncertain and lengthy. A PMA application must be supported by extensive data, including laboratory and clinical trial data establishing the safety and effectiveness of the device, as well as extensive manufacturing information. After a preliminary review, the FDA makes an initial determination about whether a PMA application is sufficiently complete to permit a substantive review. If the FDA finds the PMA application sufficiently complete, the FDA accepts the application for filing. Once the PMA application is accepted for filing, the FDA begins a more in-depth review, which likely includes review by a scientific advisory panel. During the PMA review process, the FDA will conduct an inspection of the manufacturer's facilities to ensure compliance with the applicable Quality System Regulation or QSR requirements. The FDA may determine that additional clinical data is necessary or request other information, which may delay the regulatory review process.

Modifications to a device that is the subject of an approved PMA, its labeling, manufacturing or clinical use may require approval by the FDA of PMA supplements or new PMAs. PMA supplements often require submission of the same type of information required for the initial PMA except that the supplement generally is limited to that data needed to support the proposed changes. Regulatory approval, if granted, may limit the uses for which the device may be marketed. Approvals, once granted, may be withdrawn if problems occur after initial marketing.

Sales of medical devices outside of the United States are subject to regulatory requirements that vary from country to country. The time required to obtain international regulatory clearance or approval for international sales may be longer or shorter than that required for FDA clearance approval. The requirements may differ as well. We cannot assure you that we will be able to obtain the required regulatory approval in a timely manner, if at all.

Regulation of Glyko, Inc.'s Manufacturing. Glyko, Inc. is required to comply with the FDA's quality system regulation requirements when manufacturing its diagnostic tests. The quality system regulation requirements incorporate the FDA's former current Good Manufacturing Processes into medical devices regulations. Quality system regulation requirements address the design, controls, methods, facilities and quality assurance controls used in manufacturing, packing, storing and installing medical devices. In addition, certain international markets have quality assurance and manufacturing requirements that may be more or less rigorous than those in the United States. A failure by us to comply with quality system regulation requirements or other requirements could have a serious impact on our business and services.

Regulation of Clinical Laboratories. Laboratories using Glyko, Inc.'s diagnostic tests for clinical use in the United States are regulated under Clinical Laboratory Improvement Amendments of 1998, or CLIA. CLIA establishes requirements for laboratories and laboratory personnel governing:

         o     Administration of laboratories

         o     Participation and proficiency testing

         o     Patient test management

         o     Quality control

         o     Personnel

         o     Quality assurance

         o     Inspection

The complexity of the tests being performed by the laboratory will determine which CLIA requirements apply. Under CLIA regulations, all laboratories performing moderately complex or highly complex tests will be required to obtain either a registration certificate or certificate of accreditation from the Health Care Financing Administration. A laboratory using our diagnostic tests is required to be qualified to perform moderately or highly complex tests. All of the laboratories known to us that are performing the diagnostic procedures which might use our test are qualified at the appropriate levels. If, in the future, a competitor develops a simpler diagnostic test that can be performed in less qualified laboratories and if medical institutions begin to use these less qualified laboratories to perform the competitive test, then CLIA requirements will prevent the less qualified laboratories from performing the current Glyko, Inc. test. The development of a simpler competitive diagnostic test by a competitor may have a negative financial impact on our revenues and results of operations. Glyko, Inc. has CLIA certification and a California state laboratory license to perform urinary carbohydrate analysis tests. The California laboratory license only allows testing for patients in California. We may be required to obtain other licenses to perform our laboratory services in other states or to provide services to patients or health care professionals who reside or practice medicine in other states.

See "Risk Factors--If we fail to obtain regulatory approval to commercially manufacture or sell any of our future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of our products."

                                  RISK FACTORS

                  RISKS RELATED TO GLYKO BIOMEDICAL LTD.

Dependence on Investment in BioMarin

As of December 31, 1999, GBL's principal asset was its 32.6 percent ownership of BioMarin's outstanding capital stock. GBL's success is dependent on the successful operations of BioMarin including, but not limited to, BioMarin's ability to receive FDA approval of existing and future pharmaceutical product candidates, BioMarin's ability to retain key personnel, BioMarin's ability to manufacture and market products effectively and successfully and BioMarin's ability to raise additional cash to fund future operations. BioMarin is a development stage company, with its only revenues currently being earned from the sale of its analytic and diagnostic products resulting from the acquisition of Glyko, Inc. and cost reimbursement revenues for services performed from its joint venture with Genzyme for development and commercialization of Aldurazyme(TM).

History of Operating Losses - Uncertainty of Future Profitability

The Company's share of BioMarin's net loss resulted in the Company reporting a net loss for the year ended December 31, 1999 of $10.0 million. GBL expects to continue to incur losses during 2000 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investments in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations. BioMarin has an accumulated deficit of $43.1 million at December 31, 1999 and is expected to incur significant losses throughout 2000 and beyond. Management of BioMarin believes that the proceeds from the convertible note financing and the net proceeds of approximately $70 million from the IPO (including underwriters' exercise of over-allotment) and the concurrent Genzyme closing will be sufficient to meet its obligations through 2000. Management of GBL believes that at December 31, 1999 there has not been any impairment of its investment in BioMarin.

RISKS RELATED TO BIOMARIN PHARMACEUTICAL INC.

The following risk factors pertain to BioMarin and its wholly-owned subsidiaries, Glyko, Inc. and BioMarin Genetics, Inc. References to "we", "our" and "the Company" in the following risk factors represent BioMarin and its wholly-owned subsidiaries.

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

We are in an early stage of development and have operated at a net loss since we were formed. Since we began operations in March 1997, we have been engaged primarily in research and development. We have no sales revenues from any of our drug products. As of December 31, 1999, we had an accumulated deficit of approximately $43.1 million. We expect to continue to operate at a net loss at least through 2002. Our future profitability depends on our receiving regulatory approval of our drug candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a quarterly or annual basis, then we may be unable to continue our operations.

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

We expect to continue to spend substantial amounts of capital for our operations
for  the  foreseeable   future.   Activities   which  will  require   additional
expenditures include:

        o     Research and development programs

        o     Preclinical studies and clinical trials

        o     Regulatory processes

        o     Establishment of commercial scale manufacturing capabilities and

        o     Expansion of sales and marketing activities.

The amount of capital we may need depends on many factors, including:

        o The progress, timing and scope of our research and development programs

        o The progress, timing and scope of our preclinical studies and clinical trials

        o     The time and cost necessary to obtain regulatory approvals

         o The time and cost necessary to build our manufacturing facilities and obtain the necessary regulatory approvals for those facilities

        o The time and cost necessary to respond to technological and market developments

        o Any changes made or new developments in our existing collaborative licensing and other commercial relationships

        o Any new collaborative, licensing and other commercial relationships that we may establish

Moreover,   our  fixed  expenses  such  as  rent,  license  payments  and  other contractual commitments are substantial and will increase in the future. These fixed expenses will increase because we may enter into:

        o     Additional leases for new facilities and capital equipment

        o     Additional licenses and collaborative agreements

        o Additional contracts for consulting, maintenance and administrative services

        o     Additional expenses associated with being a public company.

We believe that the cash, cash equivalents, short-term investment securities balances at December 31, 1999 will be sufficient to meet our operating and capital requirements through mid-year 2001. This estimate is based on assumptions and estimates, which may prove to be wrong. As a result, we may need or choose to obtain additional financing during that time.

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

After we have conducted preclinical studies in animals we must demonstrate that our drug products are safe and effective for use on the target human patients in order to receive regulatory approval for commercial sale. Adverse or inconclusive clinical results would stop us from filing for regulatory approval of our products. Additional factors that can cause delay or termination of our clinical trials include:

        o     Slow patient enrollment

        o     Longer treatment time required to demonstrate efficacy

        o     Lack of sufficient supplies of the drug candidate

        o     Adverse medical events or side effects in treated patients

        o     Lack of effectiveness of the drug candidate being tested

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

The fast track designation for AldurazymeTM may not actually lead to a faster review process.

Although AldurazymeTM has obtained a fast track designation, we cannot guarantee a faster review process or faster approval compared to the normal FDA procedures.

We will not be able to sell our products if we fail to comply with manufacturing regulations.

Before we can begin commercially manufacturing our products we must obtain regulatory approval of our manufacturing facility and process. In addition, manufacture of our drug products must comply with the FDA's current Good
Manufacturing Practices regulations, commonly known as cGMP. The cGMP regulations govern quality control and documentation policies and procedures. Our manufacturing facilities are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities, before and after product approval. Because we are currently in the process of developing the manufacturing site and process for commercial manufacture of AldurazymeTM, our facility has not yet been inspected by any governmental entity. We cannot guarantee that BioMarin, or any potential third-party manufacturer of our drug products, will be able to comply with cGMP regulations. Material changes to the manufacturing processes after approvals have been granted are also subject to review and approval by the FDA or other regulatory agencies.

We must pass FDA and state inspections and manufacture three process qualification batches to final specifications under cGMP controls before the AldurazymeTM BLA can be approved. We cannot assure you that we will pass the inspections in a timely manner, if at all.

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

Because the extent and scope of patent protection for our drug products is limited, orphan drug designation is particularly important for our products that are eligible for orphan drug designation. We plan to rely on the exclusivity period under the orphan drug designation to maintain a competitive position. If we do not obtain orphan drug exclusivity for any one of our drug products, our competitors may then sell the same drug to treat the same condition.

We received orphan drug designation from the FDA for AldurazymeTM in September 1997. In February 1999, we received orphan drug designation from the FDA for BM102. Even though we have obtained orphan drug designation for these drugs and even if we obtain orphan drug designation for other products we develop, we cannot guarantee that we will be the first to obtain marketing approval for any orphan indication or that exclusivity would effectively protect the product from competition. Orphan drug designation does not shorten the development or FDA review time of a drug so designated nor give the drug any advantage in the FDA review or approval process.

Because the target patient populations for our products are small we must achieve significant market share and obtain high per patient prices for our products to achieve profitability.

Our initial drug candidates target disorders with small patient populations. As a result, our prices must be high enough to recover our development costs and achieve profitability. For example, two of our initial drug products in genetic disorders, AldurazymeTM and BM102, target patients with MPS-I and MPS-VI, respectively. We estimate that there are approximately 3,400 patients with MPS-I and 1,100 patients with MPS-VI in the developed world. We believe that we will need to market worldwide to achieve significant market share. In addition, we are developing other drug candidates to treat conditions, such as other genetic diseases and serious burns, with small patient populations. We cannot be certain that we will be able to obtain sufficient market share for our drug products at a price high enough to justify our product development efforts.

If we fail to obtain an adequate level of reimbursement for our drug products by third-party payors there would be no commercially viable markets for our products.

The course of treatment for patients with MPS-I using AldurazymeTM is expected to be expensive. We expect patients to need treatment throughout their lifetimes. We expect that families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for AldurazymeTM without reimbursement from third-party payors.

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

We currently have no expertise obtaining reimbursement. We expect to rely on the expertise of our partner Genzyme to obtain reimbursement for AldurazymeTM. We cannot predict what the reimbursement rates will be. In addition, we will need to develop our own reimbursement expertise for future drug candidates unless we enter into collaborations with other companies with the necessary expertise.

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

Where appropriate, we seek patent protection for certain aspects of our technology. Meaningful patent protection may not be available for some of the enzymes we are developing, including AldurazymeTM and BM102. If we must spend significant time and money protecting our patents, designing around patents held by others or licensing, for excessively large fees, patents or other proprietary rights held by others, our business and prospects may be harmed.

The patent positions of biotechnology companies are extremely complex and uncertain. The scope and extent of patent protection for some of our products are particularly uncertain because key information on some of the enzymes we are developing has existed in the public domain for many years. Other parties have published the structure of the enzymes, the methods for purifying or producing the enzymes or the methods of treatment. The composition and genetic sequences of animal and/or human versions of many of our enzymes, including those for AldurazymeTM and BM102, have been published and are in the public domain. The composition and genetic sequences of other MPS enzymes which we intend to develop as products have also been published. Publication of this information may prevent us from obtaining composition of matter patents, which are generally believed to offer the strongest patent protection. For enzymes with no prospect of composition of matter patents, we will depend on orphan drug status.

In addition, our owned and licensed patents and patent applications do not ensure the protection of our intellectual property for a number of other reasons:

         o We do not know whether our patent applications will result in actual patents. For example, we may not have developed a method for treating a disease before others developed similar methods.

         o Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing on their patents and therefore cannot practice our technology as claimed under our patent. Competitors may also contest our patents by showing the patent examiner that the invention was not original, novel or was obvious. As a Company, we have no meaningful experience with competitors interfering with our patents or patent applications.

         o Even if we receive a patent, it may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent.

         o Enforcing patents is expensive and may absorb significant time by our management. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If the court agrees, we would lose that patent.

In addition, competitors also seek patent protection for their technology. There are many patents in our field of technology, and we cannot guarantee that we do not infringe on those patents or that we will not infringe on patents granted in the future. If a patent holder believes our product infringes on their patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe on their technology, we would face a number of issues, including:

         o Defending a lawsuit takes significant time and can be very expensive.

         o    If  the  court   decides   that  our  product   infringes  on  the
              competitor's patent, we may have to pay substantial damages for past infringement.

         o The court may prohibit us from selling or licensing the product unless the patent holder licenses the patent to us. The patent holder is not required to grant us a license. If a license is available, we may have to pay substantial royalties or grant cross-licenses to our patents.

         o Redesigning our product so it does not infringe may not be possible and could require substantial funds and time.

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

If our joint venture with Genzyme were terminated, we could be barred from commercializing AldurazymeTM or our ability to commercialize AldurazymeTM would be delayed.

We are relying on Genzyme to apply the expertise it has developed through the launch and sale of Ceredase(R) and Cerezyme(R) enzymes for Gaucher disease, a rare genetic disorder, to the marketing of our initial drug product,
AldurazymeTM. Because it is our initial product, our operations are substantially dependent upon the development of AldurazymeTM. We have no experience selling, marketing or obtaining reimbursement for pharmaceutical products. In addition, without Genzyme we would be required to pursue foreign regulatory approvals. We have no experience in seeking foreign regulatory approvals.

We cannot guarantee that Genzyme will devote the resources necessary to successfully market AldurazymeTM. In addition, either party may terminate the joint venture for specified reasons, including if the other party is in material breach of the agreement or has experienced a change of control or has declared bankruptcy and also is in breach of the agreement. Either party may also terminate the agreement upon one year prior written notice for any reason after the earlier of December 31, 2000 or after the joint venture has received the FDA's approval of the biologics license application for AldurazymeTM. Furthermore, we may terminate the joint venture if Genzyme fails to fulfill its contractual obligation to pay us $12.1million in cash upon the approval of the biologics license application for AldurazymeTM.

Upon termination of the joint venture one party must buy out the other party's interest in the joint venture. The party who buys out the other will then also obtain, exclusively, all rights to AldurazymeTM and any related intellectual property and regulatory approvals. For a more detailed analysis of the economics of this buy out obligation see "Business--Corporate Collaborations--Joint Venture with Genzyme Corporation."

If the joint venture is terminated by Genzyme for a breach on our part, Genzyme would be granted, exclusively, all of the rights to AldurazymeTM and any related intellectual property and regulatory approvals and would be obligated to buy out our interest in the joint venture. We would then effectively be unable to develop and commercialize AldurazymeTM. If we terminated the joint venture for a breach by Genzyme, we would be obligated to buy out Genzyme's interest in the joint venture and, we would then be granted all of these rights to AldurazymeTM exclusively. While we could then continue to develop AldurazymeTM, that development would be slowed because we would have to divert substantial capital to buy out Genzyme's interest in the joint venture and would then have to search for a new partner to commercialize the product and to obtain foreign regulatory approvals or to develop these capabilities ourselves.

If the joint venture is terminated by us without cause, Genzyme would have the option, exercisable for one year, to immediately buy out our interest in the joint venture and obtain all rights to AldurazymeTM exclusively. If the agreement is terminated by Genzyme without cause, we would have the option, exercisable for one year, to immediately buy out Genzyme's interest in the joint venture and obtain these exclusive rights. In event of termination of the buy out option without exercise by the non-terminating party as described above, all right and title to AldurazymeTM is to be sold to the highest bidder, with the proceeds to be split equally between Genzyme and us.

If the joint venture is terminated by us because Genzyme fails to make the $12.1 million payment to us upon FDA approval of the biologics license application for AldurazymeTM, we would be obligated to buy Genzyme's interest in the joint venture and would obtain all rights to AldurazymeTM exclusively. If the joint venture is terminated by either party because the other declared bankruptcy and is also in breach of the agreement, the terminating party would be obligated to buy out the other and would obtain all rights to AldurazymeTM exclusively. If the joint venture is terminated by a party because the other party experienced a change of control, the terminating party shall notify the other party, the offeree, of its intent to buy out the offeree's interest in the joint venture for a stated amount set by the terminating party at its discretion. The offeree must then either accept this offer or agree to buy the terminating party's interest in the joint venture on those same terms. The party who buys out the other would then have exclusive rights to AldurazymeTM.

We cannot assure you that if the joint venture were terminated and if we were obligated, or given the option, to buy out Genzyme's interest in the joint venture, and gain exclusive rights to AldurazymeTM, that we will have sufficient funds to do so or that we will be able to obtain the financing to do so. If we fail to buy out Genzyme's interest we may be held in breach of the agreement and may lose any claim to the rights to AldurazymeTM and the related intellectual property and regulatory approvals. We would then effectively be prohibited from developing and commercializing the product.

Termination of the joint venture where we retain the rights to AldurazymeTM could cause us significant delays in product launch in the United States, difficulties in obtaining third-party reimbursement and delays or failure to obtain foreign regulatory approval, any of which could hurt our business and results of operations. Since Genzyme funds 50% of the joint venture's operating expenses, the termination of the joint venture would double our financial burden and reduce the funds available to us for other product programs.

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

We may encounter problems with any of the following if we attempt to increase the scale or size of manufacturing:

        o Design, construction and qualification of manufacturing facilities that meet regulatory requirements

        o     Production yields

        o     Purity

        o     Quality control and assurance

        o     Shortages of qualified personnel

        o     Compliance with FDA regulations

We are developing a total of 31,000 square feet at our Novato facility for the manufacture of AldurazymeTM. The construction and qualification of this facility may take longer than planned and the actual construction costs of these facilities may be higher than those which we have budgeted. We expect that the manufacturing process of all of our new products, including BM102, will also require lengthy development time before we can begin manufacturing them in commercial quantity. Even if we can establish this capacity, we cannot be certain that manufacturing costs will be commercially reasonable, especially if reimbursement is substantially lower than expected.

In order to achieve our product cost targets we must develop efficient manufacturing processes either by

        o Improving the colonies of cells which have a common genetic make-up, or cell lines,

        o     Improving the processes licensed from others, or

        o     Developing a recombinant cell line and production processes.

A recombinant cell line is a cell line with foreign DNA inserted which is used to produce a protein that it would not have otherwise produced. The development of a stable, high production cell line for any given enzyme is risky, expensive and unpredictable and may not yield adequate results. In addition, the development of protein purification processes is difficult and may not produce the high purity required with acceptable yield and costs. If we are not able to develop efficient manufacturing processes, the investment in manufacturing capacity sufficient to satisfy market demand will be much greater and will place heavy financial demands upon us. If we do not achieve our manufacturing cost targets, we will have lower margins and reduced profitability in commercial production and greater losses in manufacturing start-up phases.

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

We believe that established technologies provided by other companies, such as laboratory and testing services firms compete with Glyko Inc.'s products and services. For example, Glyko, Inc.'s FACE(R) Imaging System competes with alternative carbohydrate analytical technologies, including capillary electrophoresis, high-pressure liquid chromatography, mass spectrometry and nuclear magnetic resonance spectrometry. These competitive technologies have established customer bases and are more widely used and accepted by scientific and technical personnel because they can be used for non-carbohydrate applications. Companies competing with Glyko, Inc. may have greater financial, manufacturing and marketing resources and experience.

If we fail to manage our growth or fail to recruit and retain personnel, our product development programs may be delayed.

Our rapid growth has strained our managerial, operational, financial and other resources. We expect this growth to continue. We have entered into a joint venture with Genzyme. If we receive FDA approval to market AldurazymeTM, the joint venture will be required to devote additional resources to support the commercialization of AldurazymeTM.

To manage expansion effectively, we need to continue to develop and improve our research and development capabilities, manufacturing and quality capacities, sales and marketing capabilities and financial and administrative systems. We cannot guarantee that our systems, procedures or controls will be adequate to support our operations or that our management will be able to manage successfully future market opportunities or our relationships with customers and other third parties.

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. The loss of key scientific, technical and managerial personnel may delay or otherwise harm our product development programs. Any harm to our research and development programs would harm our business and prospects.

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

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. The BioMarin/Genzyme LLC maintains product liability insurance for our clinical trials of AldurazymeTM. Although we intend to obtain insurance against product liability lawsuits shortly before initiating clinical trials for BM102 and for our other products, we cannot be certain that we will be able to obtain adequate insurance coverage at reasonable cost. In addition, we may be subject to claims in connection with our current clinical trials for AldurazymeTM for which the joint venture's insurance coverage is not adequate. We cannot be certain that if AldurazymeTM receives FDA approval, the product liability insurance the joint venture will need to obtain in connection with the commercial sales of AldurazymeTM will be available in meaningful amounts or at a reasonable cost. In addition, we cannot be certain that we can successfully defend any product liability lawsuit brought against us. If we are the subject of a successful product liability claim which exceeds the limits of any insurance coverage we may obtain, we may incur substantial liabilities which would adversely affect our earnings and financial condition.

Our stock price may be volatile and an investment in our stock could suffer a decline in value.

Our valuation and stock price since the IPO have had no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on historical value. The market price of the common stock will fluctuate due to factors including:

         o Progress of AldurazymeTM and our other lead drug products through the regulatory process, especially AldurazymeTM regulatory actions in the United States

        o Results of clinical trials, announcements of technological innovations or new products by us or our competitors

        o Government regulatory action affecting our drug candidates or our competitors' drug candidates in both the United States and foreign countries

        o     Developments or disputes concerning patent or proprietary rights

        o General market conditions for emerging growth and biopharmaceutical companies

        o     Economic conditions in the United States or abroad

        o     Actual or anticipated fluctuations in our operating results

        o Broad market fluctuations may cause the market price of our common stock to fluctuate

        o     Changes in financial estimates by securities analysts

In addition, the value of our common stock may fluctuate because it is listed on both the Nasdaq National Market and the Swiss Exchange's SWX New Market. Because we have accumulated relatively limited experience since July 23, 1999, in observing the trading of our stock on the two markets, we cannot be certain what effect, if any, the dual listing will have on the future price of our stock in either market. Listing on both exchanges may increase stock price volatility due to:

        o     Trading in different time zones

        o     Different ability to buy or sell our stock

        o     Different trading volume

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

Our directors and officers control approximately 13.4% of the outstanding shares of our common stock. Glyko Biomedical Ltd. or GBL owns 32.6% of the outstanding shares of capital stock. Three of six GBL directors are officers or directors of BioMarin. As a result, due to their concentration of stock ownership, directors and officers, together with GBL if they act together, may be able to otherwise control our management and operations, and may be able to prevail on all matters requiring a stockholder vote including:

        o     The election of all directors

        o The amendment of charter documents or the approval of a merger, sale of assets or other major corporate transactions

        o The defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

BioMarin is incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of BioMarin more difficult, even if a change in control would be beneficial to the stockholders. Our anti-takeover provisions include provisions in the certificate of incorporation providing that stockholders' meetings may only be called by the board of directors and a provision in the bylaws providing that the stockholders may not take action by written consent. Additionally, our board of directors have the authority to issue 1,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock, could make it more difficult for a third party to acquire a majority of the outstanding voting stock of BioMarin. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. The board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

Item 2.  Description of Property    None.

Item 3.  Legal Proceedings          None.

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
                                                               Prices
                                                      (In Canadian Dollars)*
 Year           Period                                   High             Low

1998          First Quarter                            $3.40           $1.20
1998          Second Quarter                           $4.30           $2.60
1998          Third Quarter                            $4.55           $3.05
1998          Fourth Quarter                           $6.75           $3.35
1999          First Quarter                            $7.05           $5.90
1999          Second Quarter                           $6.35           $5.60
1999          Third Quarter                            $7.95           $5.65
1999          Fourth Quarter                           $7.80           $4.40

*As of December 31, 1999, the Canadian dollar to U.S. dollar exchange rate was $0.689026.

Holders

As of February 29, 2000, there were 141 holders of record of 33,999,341 outstanding Common Shares of the Company.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations contains certain forward looking statements within the meaning of
Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements regarding, ongoing liquidity of GBL as discussed in "Liquidity and Capital Resources." The Company's actual results could differ materially from the results anticipated in these forward-looking statements. Risks are identified in "Overview," "Results of Operations," and "Liquidity and Capital Resources."

Overview

Glyko Biomedical Ltd. (GBL or the Company) is a Canadian holding company that at December 31, 1999 owned 32.6 percent of the capital stock of BioMarin
Pharmaceutical Inc. (BioMarin). BioMarin owns 100 percent of the capital stock of Glyko, Inc. Glyko, Inc. and BioMarin are operating companies based in California. On October 7, 1998, BioMarin acquired Glyko, Inc., in a transaction valued at $14.5 million. As consideration for the acquisition of all of the outstanding shares of Glyko, Inc., BioMarin issued 2,259,039 shares of common stock to the Company, assumed Glyko, Inc.'s employee stock options exercisable for 255,540 shares of BioMarin common stock, and paid $500 in cash. GBL consolidated the operations of Glyko, Inc. through October 7, 1998. Subsequent to October 7, 1998, the accounts of GBL are presented on a stand-alone basis. In this year, the results of operations of Glyko, Inc. have been consolidated into the results of operations of BioMarin. BioMarin's results of operations are recorded by the Company using the equity method of accounting. Numerical references in the following discussion are rounded to the nearest thousand.

While GBL was not obligated to provide this capital, on April 13, 1999, the Company entered into a convertible note arrangement with BioMarin in the amount of $4.3 million as part of a $26 million convertible note financing.

On July 23, 1999, BioMarin completed its initial public offering (IPO) of 4.5 million shares of common stock at $13 per share concurrent with a $10 million private placement from Genzyme (769,230 shares of common stock). In addition, the $26 million of convertible notes sold by BioMarin on April 13, 1999, plus accrued interest, were converted into 2,672,020 shares of common stock at $10 per share. GBL's $4.3 million convertible note from BioMarin plus accrued interest were converted into 441,911 shares of BioMarin common stock. The exercise of the underwriters' over-allotment option in August 1999 raised additional net proceeds of $8.1 million (675,000 shares of common stock).

The Company's net loss for the years ended 1999 and 1998 was $10 million and $4.1 million, respectively. The primary component of this loss was the Company's share of the net loss of BioMarin accounted for under the equity method of accounting. The losses of Glyko, Inc. for 1999 have been consolidated into BioMarin's loss for that year. GBL expects to continue to incur losses during 2000 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. The BioMarin losses do not have an impact on the cash position of GBL. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. While BioMarin has an accumulated deficit of $43.1 million at December 31, 1999 and is expected to incur significant losses during 2000 and into 2001 at a minimum, management of GBL does not believe that there has been any impairment of its investment in BioMarin.

Results of Operations

Years Ended December 31, 1998 and 1999

The principal operations of GBL were the operations of Glyko, Inc. through October 7, 1998. For the year ended December 31, 1998, the operations of Glyko are only included for the nine month and seven day period from January 1, 1998 through October 7, 1998. For the period October 8, 1998 through December 31, 1998 and for the year ended December 31, 1999, the operations of Glyko, Inc. are reflected in the accompanying financials statements through the Company's equity in the loss of BioMarin.

There were no revenues for 1999 due to the sale of the Company's operating entity, Glyko, Inc. Revenues for 1998 were $1.2 million and consisted of sales of products of $750,000, sales of services of $115,000 and other revenues of $295,000. Sales of products and services consisted of sales of chemical analysis kits and imaging systems, and fees for custom analytic services.

There were no costs of sales for 1999 due to the Company's sale of Glyko, Inc. Costs of sales of products and services was 33 percent of revenues from sales of products and services for 1998.

There were no research and development expenses for 1999 due to the Company's sale of Glyko, Inc. Research and development expenses for 1998 were $680,000 representing research expenses for the development of future products, including diagnostic software, new enzymes and improvements on the imaging system.

Selling, general and administrative expense was $199,000 for 1999, a decrease of $492,000 from the selling, general and administrative expense of $691,000 incurred in 1998. The decrease is due to the sale of Glyko, Inc. by the Company and the subsequent reduction in administrative requirements. Selling, general and administrative expense for 1999 represented management fees billed by BioMarin for management, accounting, finance and government reporting, expenses related to the Company's special meeting and annual meeting on March 10, 1999 and June 24, 1999, respectively, and legal and other outside administrative support expenses.

Other operating expenses for 1998 of $(165,880) represent the gain on the settlement of a claim at an amount less than was provided for by the Company, which occurred in the second quarter of 1998.

Equity in loss of BioMarin for 1999 was $10 million compared to $3.8 million for 1998, an increase of $6.2 million. The increase was due to the increased net loss of BioMarin.

Interest income earned in 1999 and 1998 of $159,000 and $43,000, respectively, resulted from earnings on cash invested in short term interest bearing accounts and, in 1999, includes interest earned on the Company's convertible note from BioMarin until its conversion on July 23, 1999, and a note from stockholder. The increase in interest income in 1999 resulted from higher cash balances available for investment due to the exercise of stock options and warrants in the last three quarters of 1998 and the first three quarters of 1999 and due to the loan by the Company to a shareholder and the investment in a convertible note from BioMarin. Interest expense for 1999 and 1998 was immaterial.

Liquidity and Capital Resources

The Company's cash position decreased by $2 million in 1999 to $575,000. Net cash proceeds of $2.5 million relating to, primarily, the issuance of common stock from the exercise of stock options and warrants, proceeds from a loan repayment advanced from a stock option exercise and net cash used in operating activities of $24,000 was offset by the convertible note purchased from BioMarin of $4.3 million and interest income reinvested totaling $119,000 in BioMarin as a result of the conversion of the convertible notes.

Since its inception, the Company has incurred a cumulative deficit of $29.1 million and GBL expects to continue to incur losses during 2000 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has limited operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investments in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations for the foreseeable future. While BioMarin has an accumulated deficit of $43.2 million at December 31, 1999 and is expected to incur significant losses during 2000 and into 2001 at a minimum, management of GBL does not believe that there has been any impairment of its investment in BioMarin. See "Risk Factors - Dependence on Investment in BioMarin," "-History of Operating Losses - Uncertainty of Future Profitability."

Item 7.  Financial Statements

The information required to be filed in this item appears on pages ___ to ____ and is incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

The directors and executive officers of the company are as follows:

                                                                          Year
                                                                         Joined
Name                          Age     Position                          Company
R. William Anderson(1)(2)      58     Director                              1990
John H. Craig                  52     Secretary and Director                1992
John S. Glass                  63     Director                              1994
John C. Klock, M.D. (1)        55     President, Chief Executive Officer,   1990
Gwynn R. Williams(1)(2)        66     Director                              1990
Mark I. Young                  44     Assistant Secretary and Director      1997


(1)      Member of Audit Committee
(2)      Member of Compensation Committee

All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the officers and directors of the Company.

Mr. R. William Anderson has served as a Director since 1992. Mr. Anderson has served as Chief Financial Officer and Vice President, Finance and Administration of BioMarin since June 1998. Mr. Anderson served as the Vice President, Finance and Chief Financial Officer at Fusion Medical Technologies, Inc., a biotechnology company in drug delivery systems, from 1997 to 1998, as the Vice President, Finance and Chief Financial Officer at Fidus Medical Technology, Inc., a medical technology company in cardiac arrhythmias, from 1996 to 1997, as a Director of Recombinant Capital, a consulting firm, from 1994 to 1996, and as the Vice President, Finance and Chief Financial Officer of Glycomed Incorporated, a biotechnology company, from 1989 to 1994. Previously, Mr. Anderson was the Chief Financial Officer at Chiron Corporation, a biotechnology company and a Controller and Director of Financial Planning and Analysis at Syntex Laboratories, a pharmaceutical company. Mr. Anderson received a B.S. in Engineering from the United States Military Academy, an M.S. in Administration from George Washington University and an M.B.A. from the Harvard Graduate School of Business Administration.

Mr. John H. Craig has served as a Director and Secretary of the Corporation since 1992 and has been a solicitor and partner with Cassels Brock and Blackwell LLP and previously with Holden Day Wilson, Toronto law firms, since 1973. Mr. Craig is a director of a number of public companies listed on the Toronto Stock Exchange.

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

Mr. Gwynn R. Williams has served as a director since December 1992 and is a founder of Glyko, Inc. (established in 1990). In 1984, Mr. Williams founded AstroMed Limited and Astroscan Limited, UK manufacturers of scientific equipment, which entities have since merged into Life Science Resources Ltd. Mr. Williams was a partner in Arthur Andersen & Co. from 1971 to 1982. Previously, Mr. Williams was a mathematician with General Motors Research from 1961 to 1970, and with British Steel from 1958 to 1960. Mr. Williams also served as a director of Life Science Resources, Ltd. from June 1986 to August 1998. Mr. Williams received a B.S. in Theoretical Physics from the University of Wales in 1955.

Mr. Mark I. Young has served a Director of the Corporation since March 1997 and has been the Assistant Secretary of the Corporation since 1992. Mr. Young is a solicitor and partner with Cassels Brock and Blackwell LLP practicing in the areas of corporate commercial and securities law. Mr. Young is an officer or director of a number of public companies listed on The Toronto Stock Exchange.
Section 16(a) Beneficial Ownership Reporting Compliance

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, during the fiscal year ended December 31, 1998, all officers, directors, and ten percent stockholders complied with all Section 16(a) filing requirements.

Item 10. Executive Compensation

Executive Compensation

The information required by this item is incorporated by reference from the discussion in BioMarin's Proxy Statement captioned "Executive Compensation".

Option Grants in 1999

Pursuant to the Company's stock option plan (the Expiration Date "Plan"), options under the Plan may be granted for any term up to ten years, are non-assignable, and are subject to earlier termination upon the termination of an optionee's employment for any cause including retirement, permanent disability but not death. In the event of death of an optionee, his estate may be entitled for a period of six months thereafter to exercise any option which a deceased optionee would have been entitled to exercise if then alive but in any event not after the date of expiration of the option. No individual may hold options to purchase more than 5 percent of the number of Common Shares outstanding from time to time.

                          Number of    % of Total
                          Securities    Options         Exercise
                          Underlying   Granted to        Price
                          Options      Employees in     (Cdn.$/      Expiration
Name                      Granted (1)  Fiancial Year    Security)        Date
------------------------- ----------- ---------------- ------------ ------------
R. William Anderson           4,000          N/A             6.00       12/31/03
------------------------- ----------- ---------------- ----------- -------------
John H. Craig                 4,000          N/A             6.00       12/31/03
------------------------- ---------------------------- ----------- -------------
John S. Glass                 4,000          N/A             6.00       12/31/03
------------------------- ----------- ---------------- ----------- -------------
John C. Klock                 4,000          N/A             6.00       12/31/03
------------------------- ----------- ---------------- ----------- -------------
Gwynn R. Williams             4,000          N/A             6.00       12/31/03
------------------------- ----------- ---------------- ----------- -------------
Mark I. Young                 4,000          N/A             6.00       12/31/03
========================= =========== ================ =========== =============

(1)      Securities Under Options Granted refers to Common Shares.



Aggregate Option Exercises and Fiscal Year End Option Value Table


                                                                 Number of Securities
                                                                      Underlying                     Value of Unexercised
                                                                Unexercised Options at              in-the-money Options at
                                                                  December 31, 1999                  December 31, 1999(1)
                                                          ------------------------------------ ---------------------------------
                               Shares
                               Acquired       Value
                                  on          Realized                                            Exercisable     Unexercisable
           Name                Exercise       (Cdn.$)      Exercisable      Unexercisable          (Cdn.$)           (Cdn.$)
---------------------------- ------------- -------------- --------------- ------------------- ------------------ -----------------
R. William Anderson             27,520        $26,320         67,000              --              $328,650              --
---------------------------- ------------- -------------- --------------- ------------------- ------------------ -----------------
John H. Craig                   27,520        $26,320         67,000              --              $328,650              --
---------------------------- ------------- -------------- --------------- ------------------- ------------------ -----------------
John S. Glass                   48,000        $37,200         43,000              --              $199,050              --
---------------------------- ------------- -------------- --------------- ------------------- ------------------ -----------------
John C. Klock                     --            --             4,000              --                 --                 --
---------------------------- ------------- -------------- --------------- ------------------- ------------------ -----------------
Gwynn R. Williams               27,520        $26,320         67,000              --              $328,650              --
---------------------------- ------------- -------------- --------------- ------------------- ------------------ -----------------
Mark I. Young                     --            --            43,000              --              $199,050              --
---------------------------- ------------- -------------- --------------- ------------------- ------------------ -----------------

============================ ============= ============== =============== =================== ================== =================

(1)      Based on the closing price of Common Shares on the Toronto Stock Exchange on December 31, 1999 of Cdn.$6.00.


Compensation Of  Directors

On January 28, 1999, each director of the Company was granted an option to purchase 4,000 common shares at an exercise price of Cdn.$6.00 (which options expire on December 31, 2003) in lieu of monetary compensation for services rendered in their capacity as directors.

Stock Option Plan

The Company has a stock option plan (the "Plan") under which options to purchase Common Shares may be granted by the board of directors of GBL to directors, officers, consultants and key employees of GBL. Options granted under the Plan may either be "incentive stock options" under Section 422 of the United States Internal Revenue Code, or non-statutory options. The Plan is administered by the board of directors of GBL. Options granted under the Plan will have an exercise price which will not be less than the market price, less any permissible discounts, of the Common Shares on the date prior to the date of grant, which market price is deemed to be the closing sales price, or the closing bid price if no sales were reported, of the Common Shares on any established stock exchange or national market system upon which the Common Shares are listed, including The Toronto Stock Exchange, or, if listed upon more than one exchange or system, the exchange or system with the greatest volume of trading in Common Shares on the date prior to the date of grant, or, if there is no established market for the Common Shares, the fair market value of the Common Shares as determined by the board of directors. Options will be exercisable over a number of years specified at the time of the grant which cannot exceed ten years. The aggregate number of Common Shares subject to options granted under the Plan cannot exceed three million Common Shares and no one optionee is entitled to hold options exceeding five percent of the Common Shares outstanding at the time of the grant. Also, the maximum number of shares which may be reserved for issuance to insiders under the Plan shall not exceed 10 percent of common shares outstanding at the time of the grant.

Incentive stock options granted under the Plan terminate within 90 days of the termination of an optionee's employment. Non-statutory options granted under the Plan terminate within a period of time following the termination of the optionee's employment, consulting or officer or director relationship which is determined by the board of directors. Options also terminate within 12 months of the death or total and permanent disability of the optionee. Options granted under the Plan are not transferable. As of February 29, 2000 320,000 options (net of exercised options) had been approved by the board of directors.

Options will only be granted in compliance with applicable securities legislation, and the Plan will be operated in conformity with the requirements of any stock exchange upon which the Common Shares of the Company may become listed.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table lists certain information regarding beneficial ownership of the GBL's Common Shares as of February 29, 2000, by (i) those persons who own more than 5 percent of the Company's common stock, (ii) the Company's Chief Executive Officer, (iii) each of the Company's directors, and (iv) the total amount of Common Shares held by the Company's officers and directors as a group.


                                    Name and Address of           Number of Shares Held     Percent of Class
       Title of Class                Beneficial Owner
------------------------------ ---------------------------------- ---------------------- -----------------------
Common Shares                  LaMont Asset Management                   3,739,069              11.0%
                               Baarerstrasse 10
                               P.O. box 4639
                               6304 Zug, Switzerland
------------------------------ ---------------------------------- ---------------------- -----------------------
Common Shares                  New York Life Insurance                    3,686,900              10.8%
------------------------------ ---------------------------------- ---------------------- -----------------------
Common Shares                  Gwynn R. Williams                          2,981,488 (1)           8.7%
------------------------------ ---------------------------------- ---------------------- -----------------------
Common Shares                  John C. Klock                                632,317 (2)           1.9%
------------------------------ ---------------------------------- ---------------------- -----------------------
Common Shares                  John H. Craig                                 45,501 (3)            *
------------------------------ ---------------------------------- ---------------------- -----------------------
Common Shares                  R. William Anderson                           69,500 (4)            *
                               c/o  BioMarin Pharmaceutical
                               371 Bel Marin Keys Blvd. #210
                               Novato, CA  94949
------------------------------ ---------------------------------- ---------------------- -----------------------
Common Shares                  John S. Glass                                152,500 (5)            *
                               Milkhaus Laboratory, Inc.
                               48 Main Street
                               Boxford, MA  01921
------------------------------ ---------------------------------- ---------------------- -----------------------
Common Shares                  Mark I. Young                                  8,500 (6)            *
------------------------------ ---------------------------------- ---------------------- -----------------------
Common Shares                  All Officers and Directors                 3,889,806 (7)          11.3%
============================== ================================== ====================== =======================

* Less than 1%
(1) Includes 69,500 Common Shares issuable upon exercise of options within 60 days of February 29, 2000.
(2) Includes 6,500 Common Shares issuable upon exercise of options within 60 days of February 29, 2000.
(3) Includes 45,500 Common Shares issuable upon exercise of options within 60 days of February 29, 2000.
(4) Includes 69,500 Common Shares issuable upon exercise of options within 60 days of February 29, 2000.
(5) Includes 45,500 Common Shares issuable upon exercise of options within 60 days of February 29, 2000.
(6) Includes 8,500 Common Shares issuable upon exercise of options within 60 days of February 29, 2000.
(7) Includes 245,000 Common Shares issuable upon exercise of options within 60 days of February 29, 2000.


Item 12.  Certain Relationships and Related Transactions

On March 21, 1997, the Company closed a Cdn.$2.0 million financing (the Q197 Financing) to fund the start-up of BioMarin Pharmaceutical Inc. which was formed to develop the Company's pharmaceutical products. As a result of this financing, the Company issued 4.0 million units at Cdn.$0.50 per unit, each unit consisting of one common share and one common share purchase warrant. Each warrant can be exercised for one share of common stock at Cdn.$1.00 per share, expiring on March 21, 1999. An additional 280,000 units and 280,000 warrants together valued at approximately $161,000 were distributed to the brokers in exchange for services rendered in connection with the Q197 Financing. The Company utilized the Black-Scholes model to value all the warrants issued in the Q197 Financing at approximately $496,000.

BioMarin and the Company entered into a License Agreement dated June 26, 1997, pursuant to which the Company granted BioMarin an exclusive, worldwide, perpetual, irrevocable, royalty-free right and license to all current and future worldwide patents, trade secrets, copyrights and other proprietary rights to all know-how, processes, formulae, concepts, data and other such intellectual property, whether patented or not, owned or licensed by the Company and its subsidiaries as of the date of the License Agreement. Under the same License Agreement, BioMarin granted the Company a cross-license, similar in scope, to all improvements BioMarin may make upon the licensed intellectual property. As consideration for this license, BioMarin issued the Company 7 million shares of BioMarin common stock.

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

Prior to the sale of Glyko, Inc. to BioMarin, the Company subleased office and lab space, certain administrative and research and development functions to BioMarin. BioMarin reimbursed the Company for rent, salaries and related benefits and other administrative costs and the Company reimburses BioMarin for salaries and related benefits. BioMarin reimbursed the Company a net $183,000 in 1998 and a net $241,000 in 1997. Subsequent to the sale of Glyko, Inc., BioMarin moved its corporate headquarters and laboratory to other buildings in Novato and no longer subleases from the Company. The Company also provided analytical services and products to BioMarin at a 27 percent discount in 1998 and 1997. Total receipts to the Company from sales to BioMarin totaled $113,000 in 1998 and $39,000 in 1997. Glyko, Inc. continues to reimburse BioMarin for salaries and other shared expenses and continues to provide analytical services and products to BioMarin.

On October 7, 1998, GBL sold 100 percent of the outstanding capital stock of Glyko, Inc. to BioMarin. As consideration for such sale, BioMarin issued 2,259,039 shares of common stock of BioMarin to GBL, agreed to assume options to purchase up to 585,969 shares of the GBL's common stock which options were previously issued to employees of Glyko, Inc. (such "assumption" meaning the transfer of the security underlying such options to be BioMarin common stock) and paid GBL $500 in cash. The shares of BioMarin common stock were valued at $6.00 per share, yielding a total value of $13,554,234, and the options assumed were valued using the Black-Scholes pricing model at $945,766, which, when combined with the $500 in cash, resulted in total consideration of $14,500,500.

Dr. John Klock, the President and a director of the Company, is also the President and a director of BioMarin. In June 1997, Dr. Klock was sold 800,000 shares of BioMarin's common stock for a purchase price of $800,000, paid for with a full recourse note, secured by the underlying stock, due on September 30, 2000. Mr. Gwynn Williams, who is a director of the Company and also a major stockholder of GBL, is also a director of BioMarin, and in such capacity was previously granted an option to purchase 20,000 shares of BioMarin's common stock at an exercise price of $1.00 per share. Mr. Raymond W. Anderson, a director of the Company, is also an officer of BioMarin and on June 22, 1998, was granted an option to purchase 200,000 shares of BioMarin's common stock at an exercise price of $4.00 per share.

In November 1998, GBL loaned $712,261 to Dr. John Klock to exercise expiring stock options. The loan is secured by the underlying stock and is with full recourse.

In January 1999, the Company granted options to purchase 4,000 shares of the Company's common stock to Mr. Anderson, Mr. Craig, Mr. Glass, Dr. Klock, Mr. Williams and Mr. Young for their services as directors at an exercise price Cdn.$6.00 per share.

While GBL was not obligated to provide this capital, on April 13, 1999, the Company entered into a convertible note arrangement with BioMarin in the amount of $4.3 million, as part of a $26 million convertible note financing.

BioMarin completed its initial public offering (IPO) of 4.5 million shares of common stock at $13 per share on July 23, 1999, raising net proceeds of approximately $51.8 million. In a private placement concurrent with the IPO, Genzyme invested in BioMarin $10 million at the IPO price (769,230 shares of common stock). In addition, the $26 million of convertible notes sold by BioMarin on April 13, 1999, plus accrued interest, were converted into 2,672,020 shares of common stock at $10 per share. GBL's $4.3 million convertible note from BioMarin plus accrued interest were converted into 441,911 share of BioMarin common stock. The exercise of the underwriters' over-allotment option in August 1999 raised additional net proceeds of $8.1 million at the IPO price (675,000 shares of common stock). As a result of the IPO, concurrent with the conversion of the note from GBL , GBL's ownership of BioMarin's outstanding common stock on December 31, 1999, was 32.6 percent.

Item 13.  Exhibits, List and Reports on Form 8-K

(a) Documents are filed as exhibits to this report as enumerated in the Index to Exhibits hereto, Part III Item I.
(b)     Reports on Form 8-K

No reports were filed on Form 8-K during the quarter ended December 31, 1999.

                                    Part III

Item 1.           Index to Exhibits

Exhibit                             Description
Number
2.1 Share Exchange Agreement between Glyko Biomedical, Ltd. and BioMarin Pharmaceutical Inc. dated September 15, 1998. (filed as exhibit 2.1 to Form 10-QSB dated March 31, 1999).
3.1 Registrant's Articles of Incorporation and Bylaws (filed as exhibit 3.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
3.2 Restated Certificate of Incorporation of BioMarin Pharmaceutical, Inc. (filed as exhibit 3.1 to Form 10-QSB dated September 30, 1997, and incorporated herein by reference).
3.3 Bylaws of BioMarin Pharmaceutical, inc. (filed as exhibit 3.2 to Form 10-QSB dated September 30, 1997, and incorporated herein by reference).
4.1 Registrant's Articles of Incorporation and Bylaws (filed as exhibit 3.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
10.1 License Agreement between Registrant, and Astroscan, Ltd. and Astromed, Ltd. (filed as exhibit 10.4 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
10.2 License Agreement between  Registrant and Glycomed  Incorporated  (filed as exhibit 10.5 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
10.3 Glyko Biomedical Share Option Plan - 1994 (filed as exhibit 10.1 to Form 10-QSB dated June 30, 1994 and incorporated herein by reference).
10.4 Development and Supply Agreement between Registrant and Bio-Rad Laboratories, Inc., dated February 16, 1995 (filed as exhibit 10.1 to Form 10-QSB dated June 30, 1994 and incorporated herein by reference).
10.5 International Distribution Agreement between Registrant and Toyobo Co., Ltd. and MC Medical. Inc. dated September 12, 1995 (filed as exhibit 10.2 to Form 10-KSB dated March 31, 1996 and incorporated herein by reference).
10.6 Commercial Lease between Registrant and Douglas R. Kaye dated December 23, 1996 (filed as exhibit 10.1 to Form 10-KSB/A dated December 31, 1996 and incorporated herein by reference).
10.7 Toyobo Distribution Agreement (confidential portions of exhibit have been omitted pursuant to a request for confidential treatment and filed separtately with the Commission). Filed as exhibit 10.1 to Form 10-QSB dated march 31, 1997, and incorporated herein by reference.
10.8 First Amendment to Bio-Rad Laboratories, Inc. Agreement (confidential portions of exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission). Filed as exhibit 10.1 to Form 10-QSB dated June 30, 1997, and incorporated herein by reference.
10.9 License Agreement between Glyko Biomedical Ltd. and BioMarin Pharmaceutical, Inc. (filed as exhibit 10 to Form 10-QSB dated September 30, 1997, and incorporated herein by refernce).
22.1 Notice of Annual Meeting of Shareholders, 1997 Annual Information Circular, Form of Proxy and Policy 41 Form. Filed as Definitive 14A documents on May 18, 1998, and incorporated herein by reference.
22.2 Notice of Special Meeting of Shareholders, 1998 Annual Information Circular and Form of Proxy. Filed as Definitive 14A documents on February 4, 1999, and incorporated herein by reference.
27.1 Financial Data Schedule (see Financial Data Schedule hereto attached at page34).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GLYKO BIOMEDICAL LTD.
Dated: March 30, 2000                 By:  \s\ John C. Klock, M.D.
---------------------------------    -----------------------------------
                                           John C. Klock, M.D.
                                           President , Chief Accounting Officer,
                                           Director and Chief Executive Officer

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


            Signature                  Title                            Date

\s\ John C. Klock, M.D.                                          March 30, 2000
-------------------------                                    -------------------
John C. Klock, M.D.        President, Chief Executive Officer, Director
                           and Chief Accounting Officer

\s\ R. William Anderson                                          March 30, 2000
--------------------------                                   -------------------
R. William Anderson         Director

\s\ John S. Craig                                                March 30, 2000
--------------------------                                   -------------------
John H. Craig               Secretary and Director

\s\ John S. Glass                                                March 30, 2000
---------------------------                                  -------------------
John S. Glass               Director

\s\ Gwynn R. Williams                                            March 30, 2000
---------------------------                                  -------------------
Gwynn R. Williams           Director

\s\ Mark I. Young                                                 March 30, 2000
---------------------------                                  -------------------
Mark I Young                Assistant Secretary and Director

                          Index to Financial Statements


Glyko Biomedical Ltd.'s Consolidated Financial Statements
  Report of Independent Public Accountants                              33
  Consolidated Balance Sheets                                           34
  Consolidated Statements of Operations                                 35
  Consolidated Statements of Stockholders' Equity                       36
  Consolidated Statements of Cash                                       37
  Notes to Consolidated Financial Statements                            38
BioMarin Pharmaceutical, Inc.'s Consolidated Financial Statements
  Report of Independent Public Accountants                              43
  Consolidated Balance Sheets                                           44
  Consolidated Statements of Operations                                 45
  Consolidated Statements of Stockholders' Equity                       46-48
  Consolidated Statements of Cash                                       49
  Notes to Consolidated Financial Statements                            50

                    Report of Independent Public Accountants



To the Stockholders of Glyko Biomedical Ltd.:



We have audited the accompanying consolidated balance sheets of Glyko Biomedical Ltd. and subsidiaries (the Company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glyko Biomedical Ltd. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                       /s/ ARTHUR ANDERSEN LLP

San Francisco, California,
February 18, 2000

                              Glyko Biomedical Ltd.
          Consolidated Balance Sheets as of December 31, 1999 and 1998
                                (In U.S. dollars)

                                                        December 31,
                                             --------------------------------
                                                    1999           1998
                                             --------------------------------
Assets
Current assets:
    Cash and cash equivalents                     $    574,648     $   2,567,824
    Note receivable                                        --            100,000
                                                  -----------      -------------
        Total current assets                           574,648         2,667,824


Investment in BioMarin Pharmaceutical Inc.          28,908,447         7,674,729
                                                  ------------     -------------
         Total assets                             $ 29,483,095     $  10,342,553
                                                  =============    =============

Liabilities and Stockholders' Equity
Current liabilities:
      Accrued liabilities                         $    365,569     $     411,109
                                                  -------------    -------------
         Total current liabilities                     365,569           411,109

Stockholders' equity:
 Common stock, no par value, unlimited
 sharesauthorized, 31,835,322 and
 28,020,234 shares issued and outstanding
 at December 31, 1999 and December 31,
 1998, respectively                                  20,772,469      17,963,167
    Additional paid in capital                       38,064,481      11,222,691
    Common stock warrants and options                   146,472         547,285
    Note receivable from stockholder                   (746,637)       (721,971)
    Accumulated deficit                             (29,119,259)    (19,079,728)
                                                  --------------   -------------
      Total stockholders' equity                     29,117,526       9,931,444

                                                  --------------   -------------
      Total liabilities and stockholders' equity   $ 29,483,095    $ 10,342,553
                                                  ==============   =============


 The accompanying financial statements are an integral part of these statements.

                              Glyko Biomedical Ltd.
            Consolidated Statements of Operations for the Years Ended
                           December 31, 1999 and 1998
                                (In U.S. dollars)



                                                               December 31,
                                                   -----------------------------
                                                         1999            1998
                                                   -----------------------------
Revenues:
     Sales of products                              $      -        $   750,145
     Sales of services                                     -            115,019
     Other revenues                                        -            294,752
                                                   -----------------------------
     Total revenues:
                                                           -          1,159,916

Expenses:

    Cost of products                                       -            231,423
    Cost of services                                       -             53,437
    Research and development                               -            679,783
    Selling, general and administrative               199,302           690,650
    Other                                                  -           (165,880)
                                                   -----------------------------
    Total expenses:                                   199,302         1,489,713

                                                   -----------------------------

Loss from operations                                    (199,302)      (329,797)
Equity in loss of BioMarin Pharmaceutical Inc.        (9,999,581)    (3,803,058)
Interest income                                           159,352        42,822
                                                   -----------------------------
Net loss                                            $(10,039,531)   $(4,090,033)
                                                   =============================
Net loss per common share, basic and diluted        $      (0.32)   $     (0.17)
                                                   =============================

Weighted average number of shares
    used in computing per share amounts               31,065,575     23,873,798
                                                   =============================


 The accompanying financial statements are an integral part of these statements.

                              Glyko Biomedical Ltd.
 Consolidated Statement of Stockholders' Equity for the Year Ended December 31, 1999
                                (In U.S. dollars)


                                                                                            Note
                                             Common Stock                          Common   Receivable                   Total
                                     ---------------------------     Additional    Stock    From          Accumulated  Stockholders'
                                          Shares      Amount      Paid In Capital Warrants  Stockholder     Deficit      Equity
                                     --------------------------- ---------------- --------  -----------  ------------- -------------

Balance at December 31, 1998            28,020,234   $17,963,167    $11,222,691   $547,285  $(721,971)   $(19,079,728) $  9,931,444

Net loss for the year                          -             -              -           -        -        (10,039,531)  (10,039,531)


Exercise of stock options                  280,560       161,633            -           -        -                 -         161,633


Exercise of stock warrants               3,534,528     2,647,669            -     (397,879)      -                 -       2,249,790


Reclassification of interest on note           -              -          27,600               (27,600)                            -
    receivable from stockholder

Additional paid in capital from
     the sale of common stock by
    BioMarin Pharmaceutical, Inc.              -              -      26,814,190                                           26,814,190

                                     -------------     -----------  -----------   --------   ----------  ------------    -----------
Balance at December 31, 1999            31,835,322     $20,772,469  $38,064,481   $149,406   $(749,571)  $(29,119,259)   $29,117,526
                                     =============     ===========  ===========   ========   ==========  =============   ===========

                            The accompanying financial statements are an integral part of these statements.


                              Glyko Biomedical Ltd.
 Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 and 1998
                                (In U.S. dollars)


                                                                                December 31,
                                                                    -------------------------------------
                                                                           1999              1998
                                                                    -------------------------------------
Cash flows from operating activities:
       Net loss                                                       $ (10,039,531)      $(4,090,033)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

      Depreciation and amortization                                             -                  -
      Equity in the loss of BioMarin Pharmaceutical Inc.                  9,999,581         3,803,058
      Amortization of deferred compensation                                     -              33,364
      Change in assets and liabilities:
            Other assets                                                        -              (9,710)
            Accrued liabilities                                              15,461            27,556
                                                                    -------------------------------------
           Total adjustments                                             10,015,042         3,854,268
                                                                    -------------------------------------
           Net cash used in operating activities                            (24,489)         (235,765)

Cash flows from investing activities:
      Investment in BioMarin Pharmaceutical Inc.                         (4,419,110)       (1,000,002)
      Deconsolidation of Glyko, Inc. assets                                     -            (267,347)
      Settlements of amounts due from Glyko, Inc.                               -           1,212,278
                                                                    -------------------------------------
              Net cash used in investing activities                      (4,419,110)          (55,071)

Cash flows from financing activities:

      Notes receivable issued for the exercise of stock options                 -            (100,000)
      Net proceeds from the issuance of common stock
              pursuant to a technology and license agreement                    -              70,740
      Proceeds from the exercise of stock options and
             common stock warrants                                        2,350,423         2,359,640
      Repayment of note receivable                                          100,000                -
                                                                    -------------------------------------
             Net cash provided by financing activities                    2,450,423         2,330,380
                                                                    -------------------------------------
Net increase (decrease) in cash                                          (1,993,176)        2,039,544

Cash and cash equivalents, beginning of period                            2,567,824           528,280
                                                                    -------------------------------------
                                                                     $      574,648        $2,567,824
Cash and cash equivalents, end of period
                                                                    =====================================


Supplemental disclosure of non-cash financing activities:
       Note receivable issued for the exercise of stock options      $          -          $  712,261



                               The accompanying financial statements are an integral part of these statements.

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

In October 1996, GBL formed BioMarin Pharmaceutical Inc. (BioMarin), a Delaware corporation in the development stage, to develop the Company's pharmaceutical products. BioMarin began business on March 21, 1997 (inception) and subsequently issued 1.5 million shares of common stock to GBL for $1.5 million. As consideration for a certain license agreement dated June 1997, BioMarin issued GBL 7 million shares of BioMarin common stock. Beginning in October 1997, BioMarin raised capital from third parties. As of December 31, 1997, the Company began recording its share of BioMarin's net loss utilizing the equity method of accounting. On June 30, 1998, BioMarin raised net proceeds of $3.3 million (598,535 shares) including a $1.0 million investment from GBL. On August 3, 1998 BioMarin raised an additional $8.1 million from third parties. On September 4, 1998, BioMarin received $8 million from Genzyme Corp. ("Genzyme") upon execution of a joint venture agreement in which BioMarin issued 1,333,333 shares of common stock to Genzyme. BioMarin has a 50 percent interest in the income or loss of the joint venture, BioMarin/Genzyme, LLC.

On October 7, 1998, GBL sold to BioMarin 100 percent of the outstanding capital stock of Glyko, Inc. in exchange for 2,259,039 shares of BioMarin's common stock. In addition, BioMarin agreed to assume options, previously issued to employees of Glyko, Inc., to purchase up to 585,969 shares of GBL's common stock (exercisable into 255,540 shares of BioMarin common stock) and BioMarin paid $500 in cash.

While GBL was not obligated to provide this capital, on April 13, 1999, the Company entered into a convertible note arrangement with BioMarin in the amount of $4.3 million, as part of a $26 million convertible note financing.

BioMarin completed its initial public offering (IPO) of 4.5 million shares of common stock at $13 per share on July 23, 1999, raising net proceeds of approximately $51.8 million. In a private placement concurrent with the IPO, Genzyme invested in BioMarin $10 million at the IPO price (769,230 shares of common stock). In addition, the $26 million of convertible notes sold by BioMarin on April 13, 1999, plus accrued interest, were converted into 2,672,020 shares of common stock at $10 per share. GBL's $4.3 million convertible note from BioMarin plus accrued interest were converted into 441,911 share of BioMarin common stock. The exercise of the underwriters' over-allotment option in August 1999 raised additional net proceeds of $8.1 million at the IPO price (675,000 shares of common stock). As a result of the IPO, concurrent with the conversion of the note from GBL, GBL's ownership of BioMarin's outstanding common stock on December 31, 1999, was 32.6 percent.

Since its inception, GBL has incurred a cumulative deficit of $29.1 million and the Company expects to continue to incur losses during 2000 due to its share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc. on October 7, 1998, GBL has limited operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investment in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations for the foreseeable future. While BioMarin has an accumulated deficit of $43.2 million at December 31, 1999 and is expected to incur significant losses during 2000 and into 2001 at a minimum, management of GBL does not believe that there has been any impairment of its investment in BioMarin.



2.      Summary of Significant Accounting Policies

The accompanying consolidated financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars. The consolidated financial statements include the accounts and operations of the Company and Glyko, Inc for the period from January 1, 1998 through October 7, 1998, the date of the sale of Glyko, Inc. The results of operations of BioMarin have been reported in the Company's financial statements for the years ended December 31, 1999 and 1998, based on the equity method of accounting. Subsequent to October 7, 1998, the results of operations of Glyko, Inc. have been consolidated into the results of operations of BioMarin.

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


Sale of Glyko, Inc. and Investment in BioMarin Pharmaceutical Inc.

BioMarin acquired Glyko, Inc. from GBL through the exchange of BioMarin stock for Glyko, Inc. stock and accounted for the acquisition based upon the fair market value of the BioMarin stock issued. In consolidating Glyko, Inc., BioMarin recorded intangible assets, including goodwill, to the extent that the fair market value of the stock issued exceeded the fair market value of the tangible assets of Glyko, Inc. acquired. However, as GBL exchanged one investment for another, it recorded the stock of BioMarin received at the historical cost basis of its investment in Glyko, Inc. GBL accounts for its investment in BioMarin using the equity method of accounting. However, as it has not recorded its investment in BioMarin at fair market value, it does not record its share of the losses recorded by BioMarin related to the write off or amortization of intangible assets recorded on acquisition of Glyko, Inc.

During the period from October 7, 1998, the date of acquisition of Glyko, Inc., to December 31, 1998, BioMarin recorded a charge to operations of $2.6 million in connection with the write-off of in-process technology acquired in the purchase of Glyko, Inc. For the period October 7, 1998 to December 31, 1998 and for the year ended December 31, 1999, BioMarin recoded a charge to operations for the amortization of goodwill and other intangible assets of $271,274 and $1.1 million, respectively. In recording its share of BioMarin's loss for this period, GBL reduced this loss for its share of the write-off of in-process technology and the amortization of goodwill and other intangible assets.

In addition, to the extent that the issuance of stock by BioMarin to third parties results in an increase in or decrease in the Company's ownership of the net assets of BioMarin, the Company reflects this increase or decrease as paid-in capital as reflected in the consolidated statements of stockholders' equity and an increase or decrease in its investment in BioMarin.

Foreign Exchange:

As all of the Company's operations were located in the United States, the Company has adopted the U.S. dollar as its functional currency. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation", assets and liabilities denominated in foreign currency, except for intercompany accounts that are considered permanent in nature, are translated into U.S. dollars at the current rate of exchange existing at year end and revenues and expenses are translated at the average monthly exchange rates. Transaction gains and losses included in the consolidated statements of operations are not material.

Net Loss per Share:

Potentially dilutive securities outstanding at December 31, 1999 and 1998, respectively, include options for the purchase of 291,000 and 548,290 shares of common stock and warrants for the purchase of 2.2 million and 5.8 million shares of common stock. These securities were not considered in the computation of dilutive loss per share because their effect would be anti-dilutive for the years ended December 31, 1999 and 1998.

New  Accounting  Standards

During the year ended December 31, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company concluded that it has only one operating segment. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which is effective for fiscal years beginning after June 15, 1999 is not expected to have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first quarter of 2000 and such adoption is not expected to have a material effect on the Company's results of operations and financial position

4. Income Taxes

In connection with the sale of Glyko, Inc., the U.S. federal and state net tax operating loss carryforwards and the related valuation allowances were consolidated into the financial statements of BioMarin. At December 31, 1999, the Company has net operating loss carryforwards for Canadian income tax purposes of approximately $1.5 million, which expire beginning in 2000.

5. Note Receivable

As part of its compensation for certain services, GBL issued stock options to a consulting group. GBL loaned $100,000 to the consulting group in anticipation that the Toronto Stock Exchange would approve the stock options. The excess of the fair market value of the GBL stock at December 31, 1998 over the exercise price of the options significantly exceeded the amount of the loan. The options were held as security for the loan. This note was repaid in full in 1999. In November 1998, GBL loaned $712,261 to an officer of the Company to exercise expiring stock options. The loan is secured by the stock and is a full recourse note 6. Stockholders' Equity On March 21, 1997, the Company closed a Cdn.$2.0 million (USD$1.4 million) financing (the Q197 Financing) to fund the start-up of BioMarin Pharmaceutical Inc. which was formed to develop the Company's pharmaceutical products. As a result of this financing, the Company issued 4.0 million units at Cdn.$0.50 per unit, each unit consisting of one common share and one common share purchase warrant. Each warrant can be exercised for one share of common stock at Cdn.$1.00 per share, expiring on March 21, 1999. An additional 280,000 units and 280,000 warrants valued at approximately $161,000 were distributed to the brokers in exchange for services rendered in connection with the Q197 Financing. The Company utilized the Black-Scholes model to value all the warrants issued in the Q197 Financing at approximately $496,000. The Company used the proceeds of the offering and additional cash to purchase 1.5 million common shares of BioMarin for $1.5 million.

BioMarin and the Company have entered into a License Agreement dated June 26, 1997, pursuant to which the Company granted BioMarin an exclusive, worldwide, perpetual, irrevocable, royalty-free right and license to all current and future worldwide patents, trade secrets, copyrights and other proprietary rights to all know-how, processes, formulae, concepts, data and other such intellectual property, whether patented or not, owned or licensed by the Company and its subsidiaries as of the date of the License Agreement. As consideration for this license, BioMarin issued the Company 7 million shares of BioMarin common stock. Under the same License Agreement, BioMarin granted the Company a cross-license, similar in scope, to all improvements BioMarin may make upon the licensed intellectual property.

On October 7, 1998, GBL sold to BioMarin 100 percent of the outstanding capital stock of Glyko, Inc. in exchange for 2,259,039 shares of BioMarin's common stock plus BioMarin agreed to assume options, previously issued to employees of Glyko, Inc., to purchase up to 585,969 shares of GBL's common stock (exercisable into 255,540 shares of BioMarin common stock) and BioMarin paid $500 in cash. While GBL is not obligated to provide this capital, on April 13, 1999, the Company entered into a convertible note arrangement with BioMarin in the amount of $4.3 million, as part of a $26 million convertible note financing. BioMarin completed its initial public offering (IPO) of 4.5 million shares of common stock at $13 per share on July 23, 1999, raising net proceeds of approximately $51.8 million. In a private placement concurrent with the IPO, Genzyme invested in BioMarin $10 million at the IPO price (769,230 shares of common stock). In addition, the $26 million of convertible notes sold by BioMarin on April 13, 1999, plus accrued interest, were converted into 2,672,020 shares of common stock at $10 per share. GBL's $4.3 million convertible note from BioMarin plus accrued interest were converted into 441,911 shares of BioMarin common stock. The exercise of the underwriters' over-allotment option in August 1999 raised additional net proceeds of $8.1 million at the IPO price (675,000 shares of common stock). As a result of the IPO, concurrent with the conversion of the note from GBL , GBL's ownership of BioMarin's outstanding common stock on December 31, 1999, was 32.6 percent.

The exercise of BioMarin options or warrants will result in a further reduction of GBL's ownership percentage and future fundraising efforts of BioMarin may result in a similar reduction of GBL's ownership percentage. To the extent that the issuance of common stock by BioMarin to third parties at a per share price greater than or less than the per share carrying value of GBL's investment in BioMarin, the resulting gain or loss is reflected as an increase or decrease, respectively, in additional paid in capital in the consolidated balance sheet. At December 31, 1999 and 1998, the Company recorded an increase to its additional paid in capital by $26.8 million and $7.2 million, respectively, as a result of the sale of common stock by BioMarin.

7. Stock Option Plan

The Company has a stock option plan (the Plan) under which options to purchase common stock may be granted by the Board of Directors to directors, officers, consultants and key employees at not less than fair market value, less any permissible discounts, on the date of grant. Options granted under the Plan may be incentive stock options (as defined under Section 422 of the U.S. Internal Revenue Code) or non-statutory stock options. Options are exercisable over a number of years specified 1999 1998 at the time of the grant which cannot exceed ten years. The maximum aggregate number of shares which may be granted and sold under the Plan is 3 million shares.

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

Had compensation cost for the Plan been determined consistent with FASB Statement No. 123, the Company's net loss would have been increased to the following pro forma amounts:

                                             1999                 1998
                                         ------------          ------------
Net loss             As reported         $(10,039,531)         $(4,090,033)
                     Pro forma           $(10,324,435)         $(4,283,405)
Net loss per         As reported         $      (0.32)         $     (0.17)
                     Pro forma           $      (0.33)         $     (0.18)


Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company stock option plan at December 31, 1999 and 1998 and changes during the years then ended is presented in the table and narrative below:


                                                        1999                              1998
                                                Shares         Wtd avg ex         Shares        Wtd avg ex
                                                                price (1)                        price (1)
                                            ---------------- ---------------- ---------------- --------------
           Outstanding beginning
              of year                               548,290     Cdn.$0.85           2,424,402   Cdn. $1.22
           Granted                                   24,000     Cdn.$6.00             314,550   Cdn. $2.40
           Exercised                              (280,560)     Cdn.$1.14         (1,467,516)   Cdn. $1.52
           Assumed (2)                                   --        --               (585,969)   Cdn. $1.51
           Canceled                                   (730)     Cdn.$1.14           (137,177)   Cdn. $1.38
                                            ----------------                  ----------------
           Outstanding at end of
               year                                 291,000     Cdn.$1.24             548,290   Cdn. $0.85
                                            ----------------                  ----------------
           Exercisable at end of year               291,000                           548,290
           Weighted average fair
               value of options granted           Cdn.$2.24                         Cdn $1.29

           (1) The US$ equivalent of Canadian $1.00 at December 31, 1999 was approximately $0.689026.

           (2) In connection with the sale of Glyko, Inc. to BioMarin, effective October 7, 1998, BioMarin agreed to assume 585,969 options to purchase common stock of GBL (exercisable into 255,540 shares of common stock of BioMarin.


There are 2,089,126 options available for grant under the plan at December 31, 1999. The average remaining contractual life of the options outstanding at December 31, 1999 is 1 year.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively: risk-free weighted average interest rates of 4.6 and 5.4 percent; expected dividend yield of zero percent; expected life of 4 years for the Plans' options; expected volatility of 26 and 65 percent.

8.     Related Party Transactions

Prior to the sale of Glyko, Inc. to BioMarin, the Company subleased office and lab space to, and performed certain administrative and research and development functions for BioMarin. BioMarin reimbursed the Company for rent, salaries and related benefits and other administrative costs and the Company reimbursed BioMarin for salaries and related benefits. BioMarin reimbursed the Company a net $0 in 1999 and a net $183,000 in 1998. The Company also provided analytical services and products to BioMarin at changing discounts, which approximated market conditions. Total receipts to the Company from sales to BioMarin totaled $0 in 1999 and $113,000 in 1998.

Since October 8, 1998, GBL has agreed to pay BioMarin a monthly management fee for its services to GBL primarily relating to management, accounting, finance and government reporting. GBL had accrued payables to BioMarin relating to these services of $27,152 and $37,500 for the years ended December 31, 1998 and 1999, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
BioMarin Pharmaceutical Inc.:

We have audited the accompanying consolidated balance sheets of BioMarin Pharmaceutical Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 1997, 1998, and 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the period from March 21, 1997 (inception) to December 31, 1997, the years ended December 31, 1998 and 1999 and the period from March 21, 1997 (inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioMarin Pharmaceutical Inc. and subsidiaries as of December 31, 1997, 1998, and 1999 and the results of its operations and its cash flows for the period from March 21, 1997 (inception) to December 31, 1997, the years ended December 31, 1998 and 1999 and the period from March 21, 1997 (inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            /s/ ARTHUR ANDERSEN LLP


San Francisco, California,
February 18, 2000



                                             BioMarin Pharmaceutical Inc. and Subsidiaries
                                                     (a development-stage company)

                                     Consolidated Balance Sheets as of December 31, 1998 and 1999

                                          (In thousands, except for share and per share data)

                                                                    -----------------------------------
                                                                    -----------------------------------
                                                                         1998                1999
                                                                    ----------------    ---------------
                                                                    ----------------    ---------------
Assets
Curret assets:
      Cash and cash equivalents                                             $ 9,413           $ 23,413
      Short-term investments                                                  1,976             39,573
      Accounts receivable, net                                                  148              1,047
      Due from Glyko Biomedical Ltd.                                            114                139
      Due from BioMarin/Genzyme LLC                                             419              1,280
      Inventories                                                                72                676
      Prepaid expenses                                                          677                294
                                                                    ----------------    ---------------
            Total current assets                                             12,819             66,422
Property and equipment, net                                                   6,223             25,093
Goodwill and other intangible assets                                         11,704             11,462
Investment inBioMarin/Genzyme LLC                                               685                421
Deposits                                                                         79                151
                                                                    ----------------    ---------------
            Total assets                                                   $ 31,510          $ 103,549
                                                                    ================    ===============

Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                                      $ 1,341            $ 3,095
      Accrued liabilities                                                       640              1,966
      Notes payable short-term                                                   24                 26
                                                                    ----------------    ---------------
             Total current liabilities                                        2,005              5,087
Long-term liabilities:
      Long term portion of notes                                                111                 85
                                                                    ----------------    ---------------
             Total liabilities                                                2,116              5,172
                                                                    ----------------    ---------------
Stockholders' equity:
      Common stock, $0.001 par value: 75,000,000 shares
         authorized,  26,176,180 and 34,832,578
         shares issued and outstanding at December 31,
         1998 and 1999, respectively                                             26                 35
      Additional paid-in capital                                             50,058            146,592
      Warrants                                                                  128                128
      Deferred compensation                                                  (3,253)            (2,591)
      Notes receivable from stockholders                                     (2,488)            (2,638)
      Deficit accumulated during the development stage                      (15,077)           (43,149)
                                                                    ----------------    ---------------
              Total stockholders' equity                                     29,394             98,377

                                                                    ----------------    ---------------
             Total liabilities and stockholders' equity                    $ 31,510          $ 103,549
                                                                    ================    ===============

                                         The  accompanying  notes are an integral part of these statements.

                                             BioMarin Pharmaceutical Inc. and Subsidiaries
                                                     (a development-stage company)

                                            Consolidated Statements of Operations for
                                  the Period from March 21, 1997 (inception) to December 31,
                                        1997, the Years Ended December 31, 1998 and 1999
                                and for the Period from March 21, 1997 (inception) to December 31, 1999

                                               (In thousands, except for per share data)



                                                             Period from                                               Period from
                                                            March 21, 1997                                            March 21, 1997
                                                            (inception) to                                           (inception) to
                                                             December 31,               Year Ended December 31,        December 31,
                                                                1997               1998               1999                   1999
                                                             -------------    -------------      -------------         -------------
Revenues
     Product sales                                           $          -    $         138      $       1,401         $       1,539
     Service revenue                                                    -              112                 85                   197
     BioMarin/Genzyme LLC                                               -              837              5,300                 6,137
     Other revenues                                                     -              103                190                   293
                                                             -------------    -------------      -------------         -------------
           Total revenues                                               -            1,190              6,976                 8,166

Operating costs and expenses:
     Cost of products                                                   -               49                362                   411
     Cost of services                                                   -               59                102                   161
     Research and development                                       1,914           10,502             27,206                39,622
     Selling, general and administrative                              914            3,532              6,805                11,251
                                                             -------------    -------------      -------------         -------------
           Total operating costs and expenses                       2,828           14,142             34,475                51,445
                                                             -------------    -------------      -------------         -------------
           Loss from operations                                    (2,828)         (12,952)           (27,499)              (43,279)

Interest income                                                        65              685              1,832                 2,582
Interest expense                                                        -                -               (732)                 (732)
Equity in loss of BioMarin/Genzyme LLC                                  -              (47)            (1,673)               (1,720)
                                                             -------------    -------------      -------------         -------------
           Net loss                                              $ (2,763)       $ (12,314)         $ (28,072)            $ (43,149)
                                                             =============    =============      =============         =============
Net loss per share, basic and diluted                             $ (0.34)         $ (0.55)           $ (0.94)              $ (2.04)
                                                             =============    =============      =============         =============
Weighted average common shares
     outstanding                                                    8,136           22,488             29,944                21,163
                                                             =============    =============      =============         =============


                                    The accompanying notes are an integral part of these statements.


                                             BioMarin Pharmaceutical Inc. and Subsidiaries

                                                     (a development stage company)

                                        Consolidated  Statements of Changes in Stockholders'
                                Equity  for the  Period  from March 21,  1997  (inception)  to
                             December 31, 1997,  and for the Years ended  December 31, 1998 and 1999

                                                 (In thousands, except per share data)



                                                                                                            Deficit
                                                   Additional                                  Notes      Accumulated
                                   Common Stock     Paid-in      Warrants                    Receivable    During        Total
                                  --------------    Capital   ---------------   Deferred       from       Development  Stockholders'
                                 Shares    Amount    Shares   Shares  Amount  Compensation   Stockholders   Stage        Equity
                                 -------  -------  --------  -------  ------- -----------   -------------  ----------  ------------
Balance, March 21, 1997....           --  $    --   $    --       --  $   --   $     --       $     --       $    --    $       --

Issuance of common stock to
Glyko Biomedical, Ltd.
on March 21, 1997, for cash,
$1.00 per share..............      1,500        1      1,499      --      --         --             --             --         1,500

Issuance of common stocktock
Glyko Biomedical, Ltd. in
June 1997 in exchange for
technology, $1.00 per share ..     7,000        7        (7)       --      --        --             --             --           --

Issuance of common stock to
Glyko  Issuance of common stock
in October 1997, $1.00 per share
(net of issuance costs of
$439,720, including the issu-
ance of 299,000 shares of common
stock, $1.00 per share and warrants
to purchase an additional 299,000
share of common stock for
brokerage services...............   4,039        4     3,595       299      48      --              --              --         3,647

Issuance of common stock to
employees in exchange for
notes in October 1997, $1.00
per share........................   2,500        3     2,497        --      --    (200)          (2,300)             --           --

Issuance of common stock and
warrants on December 31, 1997,
$1.00 per share (net of issuance
costs of $592,309, including the
issuance of 502,500 shares of common
stock, $1.00 per share, and
warrants to purchase an additional
502,500 shares of common stock
for brokerage services)...........  5,528       6     4,930       503      80       --             --               --        5,016

Common stock options granted in
exchange for services.............     --      --        35        --      --      (17)            --               --           18

Interest on notes receivable......     --      --        --        --      --       --            (38)              --         (38)

Net loss for the period from
March 21, 1997(inception), to
December 31, 1997.................     --      --        --        --      --       --             --            (2,763)    (2,763)

Balance, December  31, 1997.......  20,567    $ 21  $ 12,549       802   $ 128   $ (217)       $(2,338)          $(2,763)   $(7,380)
                                   =======    ====  ========    ======   ======  =======       ========          ========   ========

                                   The  accompanying  notes are an integral part of these statements.

                                             BioMarin Pharmaceutical Inc. and Subsidiaries

                                                     (a development stage company)

                                           Consolidated Statements of Changes in Stockholders'
                                         Equity for the Period from March 21, 1997 (inception) to
                                   December 31, 1997, and for the Years ended December 31, 1998 and 1999

                                                 (In thousands, except per share data)



                                                                                                           Deficit
                                                   Additional                                  Notes      Accumulated
                                   Common Stock     Paid-in      Warrants                    Receivable    During        Total
                                  --------------    Capital   ---------------   Deferred       from       Development  Stockholders'
                                 Shares    Amount    Shares   Shares  Amount  Compensation   Stockholders   Stage        Equity
                                 -------  -------  --------  -------  ------- -----------   -------------  ----------  ------------
Balance, January 1, 1998......... 20,567     $ 21    $ 12,549    802   $ 128      $ (217)     $ (2,338)      $ (2,763)       $ 7,380

Issuance of common stock on
June 30, 1998, for cash,
$6.00 per share (net of
issuance costs of $263,208,
including the issuance of
31,368 shares of common stock,
$6.00 per share, for
brokerage services)...............  599          1      3,327     --      --          --           --             --           3,328

Issuance of common  stock
on July 14, 1998, for cash,
$6.00 per share (net of
issuance costs of $387,474,
including the issuance of
64,579 shares of common stock,
$6.00 per share, for brokerage
services)......................... 1,385         1      7,924     --      --          --           --             --           7,925

Issuance  of common  stock on
August 3, 1998, for cash, $6.00
per share (net of issuance costs
of $12,318, including the issuance
of 2,053 shares of common stock,
$6.00 per share for brokerage
services).........................    31        --        176     --      --          --           --             --             176

Issuance of common stock to
Genzyme Corporation on
September 4, 1998,for cash,
$6.00 per share.................... 1,333        1      7,999     --      --          --           --             --           8,000

Issuance of common stock to Glyko
Biomedical, Ltd. for the purchase
of Glyko, Inc. on October 7, 1998,
for common shares $6.00 per share
and the assumption of options of
Glyko, Inc. employees (see Note 1)..2,259       2     14,859      --      --          --           --             --          14,861

Exercise of common stock options...     2      --          2      --      --          --           --             --               2

Interest on notes receivable.......    --      --        --       --      --          --         (150)            --           (150)

Deferred compensation on stock
options............................    --      --     3,222       --      --      (3,222)          --             --              --

Amortization of deferred
compensation.......................    --      --       --        --      --          186          --             --             186

Net loss...........................    --      --       --        --      --           --          --        (12,314)       (12,314)
                                    ------------------------------------------------------------------------------------------------
Balance, December 31, 1998......... 26,176   $ 26   $50,058      802      128    $(3,253)     $(2,488)      $(15,077)       $ 29,394



                                   The  accompanying  notes are an integral part of these statements.

                                             BioMarin Pharmaceutical Inc. and Subsidiaries

                                                     (a development stage company)

                                      Consolidated  Statements of Changes in Stockholders'
                                  Equity  for the  Period  from March 21,  1997  (inception)  to
                           December 31, 1997,  and for the Years ended  December 31, 1998 and 1999

                                                 (In thousands, except per share data)



                                                                                                            Deficit
                                                   Additional                                  Notes      Accumulated
                                   Common Stock     Paid-in      Warrants                    Receivable    During        Total
                                  --------------    Capital   ---------------   Deferred       from       Development  Stockholders'
                                 Shares    Amount    Shares   Shares  Amount  Compensation   Stockholders   Stage        Equity
                                 -------  -------  --------  -------  ------- -----------   -------------  ----------  ------------
Balance, January 1, 1999..      26,176     $ 26   $ 50,058     802    $ 128    $ (3,253)       $ (2,488)   $ (15,077)      $ 29,394

Issuance of common  stock on
July 23,  1999,  in an initial
public  offering (IPO) for cash
at $13.00 per share (net of
issuance costs of $6,690) .....   4,500         4    51,805      --       --          --              --            --        51,809

Issuance of common stock on
July 23, 1999 to Genzyme
Corporation in a private
placement concurrent with
the IPO for cash at $13.00
per share .....................     769        1     9,999      --        --         --              --            --        10,000

Issuance  of  common  stock
on July  23,  1999  concurrent
with the IPO upon conversion
of promissory  notes plus
accrued interest of $720,200
at $10.00 per share (net
of issuance costs of $1,150).      2,672        3    25,612      --        --        --                --            --       25,615

Issuance of common  stock on
August  3,  1999 and  August
25, 1999 from the over-allotment
exercise by underwriters at
$13.00 per share (net of issuance
costs of $633)..................     675        1     8,141      --        --        --                --            --        8,142

Exercise of common stock options...   40       --       148      --        --        --                --            --          148

Interest on notes receivable from
stockholders                          --       --       195      --        --        --              (195)           --           --

Deferred compensation related to
stock option .....................    --       --       634      --        --       (634)              --            --           --

Amortization of deferred compensation --       --        --      --        --      1,341               --            --        1,341

Net loss...........................   --       --        --      --        --        --                --       (28,072)    (28,072)
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 1999....... 34,832     $ 35  $146,592     802      $ 128   $(2,546)          $(2,683)    $(43,149)    $ 98,377

                                   The  accompanying  notes are an integral part of these statements.


                                             BioMarin Pharmaceutical Inc. and Subsidiaries
                                                     (a development-stage company)

                                                 Consolidated  Statement of Cash
                                          Flows  For  the  Period  from  March  21,  1997
                              (inception) to December 31, 1997, the Years ended  December 31, 1998 and 1999 and for the Period  from March 21, 1997 (inception) to December 31, 1999

                                                                (In thousands)


                                                             Period from                                               Period from
                                                            March 21, 1997                                            March 21, 1997
                                                            (inception) to                                           (inception) to
                                                             December 31,            Year Ended December 31,           December 31,
                                                                  1997              1998               1999                 1999
                                                             -------------    -------------      -------------         -------------
Cash flows from operating activities:
      Net loss                                                   $ (2,763)         $ (12,314)       $ (28,072)           $ (43,149)
      Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation                                                   5                308            4,074                 4,387
         Amortization of deferred compensation                          -                185            1,341                 1,526
         Amortization of goodwill                                       -                271            1,143                 1,414
         Compensation in the form of common stock
            and common stock options                                   18                  -                -                    18
         Loss from BioMarin/Genzyme LLC                                 -                 47            6,973                 7,020
         Write-off of in-process technology                             -              2,625                -                 2,625
      Changes in operating assets and liabilities:
         Accounts receivable                                            -               (148)            (899)              (1,047)
         Due from Glyko Biomedical, Ltd.                              (79)               (34)             (25)                (138)
         Due from BioMarin/Genzyme LLC                                  -               (419)            (861)              (1,280)
         Inventories                                                    -                (72)              (5)                 (77)
         Prepaid expenses                                            (539)              (137)             383                 (293)
         Deposits                                                       -                (79)             (72)                (151)
         Accounts payable                                             168              1,172            1,754                 3,094
         Accrued liabilities                                           43                597            1,326                 1,966
         Due to Glyko, Inc.                                            61                (61)               -                     -
                                                          -------------------      -------------     ------------       ------------
            Net cash used in operating activities                  (3,086)            (8,059)         (12,940)             (24,085)
                                                          -------------------      -------------     ------------       ------------
Cash flows from investing activities:
      Purchase of property and equipment                             (150)            (6,385)         (22,944)             (29,479)
      Purchase of Biochemical Research Reagent
         Division of Oxford Glycosciences                               -                  -           (1,500)              (1,500)
      Investment in BioMarin/Genzyme LLC                                -               (732)          (6,709)              (7,441)
      Purchase of short-term investments                             (901)            (1,075)         (37,597)             (39,573)
                                                          -------------------      -------------     ------------       ------------
            Net cash used in investing activities                  (1,051)            (8,192)         (68,750)             (77,993)
                                                          -------------------      -------------     ------------       ------------
Cash flows from financing activities:
      Proceeds from note payable                                        -                134                -                   134
      Bridge loan                                                     880                  -                -                   880
      Proceeds from issuance of convertible notes
         payable                                                        -                  -           25,615                25,615
      Accrued interest on notes receivable from
         stockholders                                                 (38)              (150)               -                 (188)
      Proceeds from exercise of common
         stock options                                                  -                  -              148                   148
      Repayment of equipment loan                                       -                  -              (24)                 (24)
      Proceeds from sale of common stock, net of                                                                                   -
          issuance costs                                            9,283             19,692           69,951                98,926
                                                          -------------------      -------------     ------------        -----------
            Net cash provided by financing activities              10,125             19,676           95,690               125,491
                                                          -------------------      -------------     ------------        -----------
            Net increase equivalents                                5,988              3,425           14,000                 3,413

Cash and cash equivalents:
      Beginning of period                                               -              5,988            9,413                     -
                                                          -------------------      -------------     ------------       ------------
      End of period                                               $ 5,988            $ 9,413         $ 23,413              $ 23,413
                                                          ===================      =============     ============       ============

      The accompanying notes are an integral part of these statements.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                   Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Nature of Operations and Business Risks--BioMarin Pharmaceutical Inc. (BioMarin or the Company) is a biopharmaceutical company specializing in the development of carbohydrate enzyme therapies for debilitating life-threatening chronic genetic disorders and other diseases and conditions. Since inception, the Company has devoted substantially all of its efforts to research and development activities, including preclinical studies and clinical trials, the establishment of laboratory and clinical scale manufacturing facilities, clinical manufacturing, and related administrative activities. With its acquisition of Glyko, Inc., BioMarin added analytical and diagnostic products and services in the area of carbohydrate biology. BioMarin was incorporated on October 25, 1996, in the state of Delaware. BioMarin first began business on March 21, 1997 (inception), and issued 1.5 million shares of common stock to Glyko Biomedical Ltd. (GBL) for $1.5 million. Beginning in October 1997, BioMarin issued stock to outside investors in a series of transactions, resulting in GBL's ownership of BioMarin's outstanding common stock being reduced to 32.6 percent at December 31, 1999.

On September 4, 1998, the Company entered into an agreement with Genzyme Corporation (Genzyme) to establish a joint venture (BioMarin/Genzyme LLC) dedicated to the development and commercialization of Aldurazyme(TM), alronidase for injection (recombinant human (alpha)-L-iduronidase) to treat mucopolysaccharidosis-I (MPS-I) (Note 8).

On October 7, 1998, the Company acquired Glyko, Inc., a wholly-owned subsidiary of GBL, in a transaction valued at $14.5 million. The transaction was accounted for as a purchase and resulted in Glyko, Inc. becoming a wholly owned subsidiary of the Company. Glyko, Inc. provides products and services that perform sophisticated carbohydrate analysis for research institutions and commercial laboratories. As consideration for the acquisition of all of the outstanding shares of Glyko, Inc., BioMarin issued 2,259,039 shares of common stock to GBL, assumed Glyko, Inc.'s employee stock options exercisable for 255,540 shares of BioMarin common stock, and paid $500 in cash (see Note 11).

On April 13, 1999, the Company entered into a convertible note financing agreement in the amount of $26 million. Of this amount, GBL invested $4.3 million.

In May 1999, Glyko, Inc. acquired key assets of the Biochemical Research Reagent Division of Oxford GlycoSciences Plc. (OGS). The acquisition increased Glyko, Inc.'s product offerings and was valued from $1.5 million to $2.1 million, depending on the future sales of the acquired products.

The Company completed its initial public offering (IPO) of 4.5 million shares of common stock at $13 per share on July 23, 1999, raising net proceeds of approximately $51.8 million. In a private placement concurrent with the IPO, Genzyme invested in the Company $10 million at the IPO price (769,230 shares of common stock). In addition, the $26 million of convertible notes sold by the Company on April 13, 1999, plus accrued interest, were converted into 2,672,020 shares of common stock at $10 per share. The exercise of the underwriters' over-allotment option in August 1999 raised additional net proceeds of $8.1 (675,000 shares of common stock). Through December 31, 1999 the Company had accumulated losses during its development stage of approximately $43.1 million. Based on current plans, management expects to incur further losses at least through mid-year 2002. Management believes that the Company's cash and cash equivalents and short-term investment balances at December 31,1999, will be sufficient to meet the Company's obligations through mid-year 2001.

The Company's lead product candidate, Aldurazyme(TM), has completed its initial clinical trials. The Company expects the BioMarin/Genzyme LLC to conduct a Phase III confirmatory clinical trial of Aldurazyme(TM) beginning approximately mid-year 2000. There can be no assurance that the Company's research and development efforts will be successfully completed or that its products will be shown to be safe and effective. There can be no assurance that its products will be approved for marketing by the

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

             Notes to Consolidated Financial Statements--(Continued)

U.S. Food and Drug Administration (FDA) or any equivalent foreign government agency or that its products will be successfully commercialized or achieve any significant degree of market acceptance.

BioMarin's core technology is based on the biological applications of carbohydrate-active enzymes in therapeutic indications. In June 1997, rights to certain related technology were transferred to BioMarin by GBL in exchange for 7 million shares of BioMarin common stock (see Note 3). Certain of the Company's products rely on proprietary technology and patents owned by certain universities and other institutions and licensed to BioMarin. These universities also provide research and development services. Cessation of relationships with these universities could significantly affect the Company's future operations.

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

Basis of Presentation--These consolidated financial statements include the accounts of BioMarin, Glyko, Inc., a wholly-owned subsidiary of BioMarin (since October 7, 1998), and BioMarin Genetics, Inc., a wholly-owned subsidiary of BioMarin formed for the purpose of the joint venture discussed in Note 8. All significant intercompany transactions have been eliminated.

Concentration of Credit Risk--Financial instruments that may potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and short-term investments. All cash, cash equivalents, and short-term investments are placed in financial institutions with strong credit ratings, which minimizes the risk of loss due to nonpayment. The Company has not experienced any losses due to credit impairment or other factors related to its financial instruments.

Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include determination of progress to date of research and development projects in-process and the amortization period of goodwill and other intangibles.

Cash and Cash Equivalents--For the statements of cash flows, the Company treats liquid investments with original maturities of less than three months as cash and cash equivalents.

Short Term Investments--The Company records its investment securities as available-for-sale because the sale of such securities may be required prior to maturity. These securities are recorded at cost at December 31, 1999 which approximates fair market value. These securities are comprised mainly of Federal Home Loan bank discount notes and certificates of deposit.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

             Notes to Consolidated Financial Statements--(Continued)

Inventories--Inventories consist of analytic kits and instrument-based systems held for sale. Inventories are stated at the lower of cost (first-in, first-out method) or estimated market value. All inventories at December 31, 1998 and 1999 belonged to Glyko, Inc.

Investment in BioMarin/Genzyme LLC and Related Revenue--Under the terms of the Company's joint venture agreement with Genzyme (Note 7 and 8), the Company and Genzyme have each agreed to provide 50 percent of the funding for the joint venture. All research and development, sales and marketing, and other activities performed by Genzyme and the Company on behalf of the joint venture are billed to the joint venture at cost. Any profits or losses of the joint venture will be shared equally by the two parties. Losses of the joint venture ($1.8 million and $14 million for the years ended December 31, 1998 and 1999, respectively) are allocated in proportion to the funding provided by each joint venture partner. Through December 31, 1999, each joint venture partner had provided $8.3 million of funding to the joint venture.

During the years ended December 31, 1998 and 1999, the Company billed $1.7 million and $10.6 million, respectively, under the agreement, of which $837,457 and $5.3 million respectively, or 50 percent, was recognized as revenue in accordance with the Company's policy of recognizing revenue to the extent that research and development costs billed have been funded by Genzyme. At December 31, 1998 and 1999 the Company had receivables of $418,712 and $1.3 million, respectively, related to these billings.

The Company accounts for its investment in the joint venture on the equity method. Accordingly, the Company recorded a reduction in its investment in the joint venture of $884,628 and $7 million, during the years ended December 31, 1998 and 1999, respectively, representing its 50 percent share of the loss of the joint venture. The percentage of the research and development costs billed to the joint venture that was funded by the Company (50 percent, or $837,457 and $5.3 million for the years ended December 31, 1998 and 1999, respectively) was recorded as a credit to the Company's equity in the loss of the joint venture.

At December 31, 1999 the summarized assets and liabilities of the joint venture and its results of operations from inception to December 31, 1999 are as follows (in thousands):


          Assets                           $2,729
                                           ======
         Liabilities                        1,886
         Net Equity                           843
         -----------                       ------
                                           $2,729

        Cumulative Net loss               $15,714
                                          =======

Research and Development--Research and development expenses include the expenses associated with contract research and development provided by third parties, research and development provided in connection with the joint venture including clinical and regulatory costs, and internal research and development costs. All research and development costs discussed above are expensed as incurred.

Property and Equipment--Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

Property and equipment consisted of the following (in thousands):

                              December 31,
                   -------------------------------
Category                  1998           1999          Estimated Useful Lives
---------------    -------------------------------  ----------------------------
Computer hardware
   and software       $   162        $     426              3 years
Office furniture
   and equipment          372            1,017              5 years
Laboratory equipment    3,469            4,083              5 years
Manufacturing
   equipment              --             4,171              5 years

Leasehold improvements  2,532           19,768        Shorter of life of assets
                                                          or lease term
                    -------------------------------
                        6,535           29,465
Less:
Accumulated
depreciation             (312)          (4,372)
                    -------------------------------
Total, net             $ 6,223         $25,093
                    ===============================

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

            Notes to Consolidated Financial Statements--(Continued)

Depreciation expense for the period March 21, 1997 (inception) to December 31, 1997, for the years ended December 31, 1998, and 1999 and for the period March 21, 1997 (inception) to December 31, 1999, was $4,790, $307,645, $4,074,000 and
$4,386,435, respectively.

Goodwill and Other Intangible Assets--In connection with the acquisition of Glyko, Inc., the Company acquired certain intangible assets including developed technology, customer relationships and goodwill.

The purchase price of $14.5 million was allocated to the net tangible and intangible assets acquired, based on the relative fair value of these assets. In connection with this allocation $2.6 million was expensed as a charge for the purchase of in-process research and development. Of the $11.7 million designated as intangible assets (after the write-off of in-process research and development), $1.2 million was allocated to developed technology and amortized over six years, $73,000 was allocated to assembled work force and amortized over seven years, and $10.4 million was allocated to goodwill (customer relationships, trade name, pure business goodwill) and amortized over twelve years. In performing this allocation, the Company considered, among other factors, Glyko, Inc.'s technology research and development projects in-process at the date of acquisition. With regard to the in-process research and development projects, the Company considered factors such as the stage of development of the technology at the time of acquisition, the importance of each project to the overall development plan, alternative future use of the technology and the projected incremental cash flows from the projects when completed and any associated risks.

The Income Approach was the primary technique utilized in valuing the purchased research and development. The assumptions underlying the cash flow projections used were derived primarily from investment banking reports, historical results, company records and estimates of management.

Revenue estimates for each in-process project were developed by management and based on an assessment of the industry. Cost of goods sold for each project are expected to be in line with historical results.

The Capital Asset Pricing Model was used to determine the cost of capital (discount rate) for Glyko, Inc.'s in-process projects. Due to the conservative nature of the forecast and the risks associated with the projected growth and profitability of the development projects, a discount rate of 16 percent was used to discount cash flows from the in-process products.

The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the projected timing of completion and revenues attributable to each project.

Amortization expense related to the acquisition of Glyko, Inc. was $271,274 and $1.1 million for the period October 7, 1998 (date of acquisition) to December 31, 1998, and the year ended December 31, 1999, respectively.

In connection with the purchase of the key assets of the biochemical research reagent division of Oxford Glyko Sciences or OGS, the Company acquired certain intangible assets including customer relationships and goodwill. The initial purchase price of $1.5 million was allocated to the net tangible and intangible assets acquired, based on the relative fair value of these assets. In connection with this allocation, $608,549 was allocated to inventory and $891,451 was allocated to goodwill and is being amortized over seven years.


Amortization expense related to the acquisition of OGS assets for the year ended December 31, 1999, was $50,818.

Impairment of Long-Lived Assets--The Company regularly reviews long-lived assets and identifiable intangibles. Whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover its carrying value of such assets, the assets are adjusted to their fair values (based on discounted cash s flows). No such adjustment have been made during any period presented.

The Company's long-lived tangible assets consist primarily of property and equipment and its enzyme investment in the BioMarin/G LLC joint venture. The Company reviewed all of these assets together for purposes of assessing any potential impairment due to the fact that these assets will be used together to generate joint cash flows.

                 BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

             Notes to Consolidated Financial Statements--(Continued)


All of the Company's goodwill and other intangible assets were recorded as a result n of the Company's acquisitio of Glyko, Inc. and Glyko, Inc.'s purchase of the key l assets of the biochemica research reagent division of OGS. The Company assessed any possible impairment taking into regard all future cash flows to be generated from the intangible assets acquired, including developed technology assembled work force, customer lists and goodwill.

Accrued  Liabilities:   accrued  liabilities  consisted  of  the  following  (in
thousands)

                                                 December 31,
                                        -----------------------------
                                            1998              1999
                                        -------------   -------------
          Vacation                         $     123        $    386
          Construction in progress                --             882
          Other                                  517             798
                                         -------------   ------------

                      Total                $     640        $  1,966
                                         =============   ============

Revenue Recognition--The Company recognizes Glyko, Inc.'s product revenues and related cost of sales upon shipment of products. Glyko, Inc.'s service revenues are recognized upon completion of services as evidenced by the transmission of reports to customers. Other Glyko, Inc. revenues, principally licensing, distribution and development fees, are recognized upon our satisfaction of our contractual obligations such as 1) execution of contract; 2) certain milestones; and 3) certain anniversary dates from the effective date of the contract.

Revenue from the joint venture is recognized to the extent that research and development costs billed by the Company have been funded by Genzyme.

Net Income (Loss) per Share--Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average of common stock outstanding and potential common shares during the period. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options, warrants, and contingent issuances of common stock. For periods in which the Company has losses, such potential common shares are excluded from the computation of diluted net loss per share, as their effect is antidilutive.

Potentially dilutive securities (in thousands):

                                                   December 31,
                                      ------------------------------------
                                          1997         1998         1999
                                      ------------ ------------ ----------
Options to purchase common stock
                                             297        2,801       5,450
Warrants to purchase common stock            802          802         802
                                      ------------ ------------ ----------
              Total                        1,099        3,603       6,252
                                      ============ ============ ==========

Segment Reporting--For the year ended December 31, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company operates two segments. The Analytic and Diagnostic segment represents the operations of Glyko, Inc. which involve the manufacture and sale of analytic and diagnostic products. The Pharmaceutical segment represents the research and development activities related to the development and commercialization of carbohydrate enzyme therapeutics. Management of the Company has concluded that the operations of the Analytic and Diagnostic segment are, and will continue to be, immaterial with respect to the Company's overall activities and, thus, disclosure of segment information is not required.

New Accounting Standards--In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first quarter of 2000 and such adoption is not expected to have a material effect on the Company's consolidate results of operations and financial position.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

             Notes to Consolidated Financial Statements--(Continued)


2.   BRIDGE LOANS:

In the third quarter of 1997, the Company drew upon a bridge loan from certain stockholders in the amount of $880,000. This bridge loan was converted into 880,000 shares of common stock in the fourth quarter of 1997.

3.   STOCKHOLDERS' EQUITY:

Common Stock and Warrants--On March 21, 1997, BioMarin's parent company, GBL, provided initial equity funding by purchasing 1.5 million shares of common stock for $1.5 million.

BioMarin and GBL have entered into a License Agreement dated June 26, 1997, pursuant to which GBL granted BioMarin an exclusive, worldwide, perpetual, irrevocable, royalty-free right and license to certain of its worldwide patents, trade secrets, copyrights, and other proprietary rights to all know-how, processes, formulae, concepts, data, and other such intellectual property, whether patented or not, owned or licensed by GBL and its subsidiaries as of the date of the license agreement for application in therapeutic uses, including without limitation, drug discovery and genomics. As consideration for this license, BioMarin issued to GBL 7.0 million shares of BioMarin common stock. Under the same License Agreement, BioMarin granted GBL an exclusive, worldwide, perpetual, irrevocable, royalty-free cross-license to all improvements BioMarin may make upon the licensed intellectual property. As this transaction was between the Company and its parent, the Company recorded the license at its historical cost on GBL's financial statements, which was zero.

In the fourth quarter of 1997, 880,000 shares of common stock were issued to stockholders to retire an $880,000 bridge loan.

As disclosed in the accompanying statements of stockholders' equity, the Company closed a number of private placements in 1997 and 1998. In connection with these placements, an entity with which the chief executive officer and chairman of the board is affiliated (see Note 7) was issued a total of 899,500 shares (valued at $1,389,500) and warrants (valued at $128,240) to purchase an additional 801,500 shares of common stock at an exercise price of $1 per share. These issuances were made for brokerage services rendered in connection with these placements and were accounted for as a cost of raising capital. The warrants expire on various dates in 2001.

The Company completed its initial public offering (IPO) of 4.5 million shares of common stock at $13 per share on July 23, 1999, raising net proceeds of approximately $51.8 million. In a private placement concurrent with the IPO, Genzyme invested in the Company $10 million at the IPO price (769,230 shares of common stock). In addition, the $26 million of convertible notes sold by the Company on April 13, 1999, plus accrued interest, were converted into 2,672,020 shares of common stock at $10 per share. The underwriters' exercise of its over-allotment option in August 1999 raised additional net proceeds of $8.1 million (675,000 shares of common stock).

Notes Receivable from Stockholders--Notes receivable from stockholders relate to
2.5 million shares of common stock issued in October 1997 to three executive officers under the terms of the Founder's Stock Purchase Agreement (the Agreement). These notes bear interest at 6 percent per annum, and are due on September 30, 2000, or on the date of the employee's termination, whichever is earlier. The notes are secured by the underlying stock and are with full recourse. Interest was imputed at nine percent, resulting in an interest discount and related deferred compensation of $200,000, which is being amortized over the life of the notes. Amortization expense for the period from March 21, 1997 (inception) to December 31, 1997, the years ended December 31, 1998 and 1999, and for the period from March 21, 1997 (inception), to December 31, 1999, was $0, $66,667, $150,000, and $216,667, respectively. In the event that their employment is terminated by the Company, the Company has the obligation, if requested by the officer, to repurchase any or all of the shares issued under the Agreement at the lower of the original purchase price or the current market value of the shares. In the event one of these officers ceases to be an employee, the Company has the right, but not the obligation, to repurchase the unvested portion of the shares at their original purchase price. Pursuant to the terms of the Agreement, 50% of the shares vest after one year from the date of employment, with the remainder vesting at a rate of 1/24th month thereafter.

Deferred Compensation--In connection with certain stock option grants during the years ended December 31, 1998 and 1999, the Company recognized deferred compensation totaling $3,222,816 and $633,944, respectively, which is being amortized over the four-year estimated service periods of the grantees. Amortization expense recognized during the years ended December 31, 1998 and 1999, was $185,405 and $1,297,565, respectively.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

             Notes to Consolidated Financial Statements--(Continued)

4.   INCOME TAXES:

The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company's primary temporary differences relate to items expensed for financial reporting purposes but not currently deductible for income tax purposes consisting primarily of depreciable lives for property and equipment.

As of December 31, 1999, net operating loss carryforwards are approximately $49.6 million and $39.3 million for federal and California income tax purposes, respectively. These net operating loss carryforwards, including net operating losses of $12.5 million and $5.8 million for federal and California purposes, respectively, related to Glyko, Inc. These federal and state carryforwards expire beginning in the year 2011 and 2004, respectively.

The Company also has research and development credits available to reduce future federal and California income taxes, if any, of approximately $2.2 million and $1.3 million, respectively, at December 31, 1999. These credits include credits related to Glyko, Inc. of approximately $548,000 and $266,000 for federal and California purposes, respectively. These federal and state carryforwards expire beginning in 2012 and 2013, respectively.

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

5.   STOCK OPTION PLANS:

The Company's 1997 Stock Option Plan (the Plan) provides for the grant of incentive common stock options and nonstatutory common stock options to employees, directors, and consultants of the Company. The maximum aggregate number of shares that may be optioned and sold under the Plan is 6,392,617 shares as of December 31, 1999. Options currently outstanding generally have vesting schedules of up to four years and options terminate after five to ten years or 90 days after termination of employment or contract.

Had compensation cost for the Plan been determined consistent with SFAS No. 123 for option grants to employees, the effect on the Company's net loss would have been as follwos (in thousands, except for per share data):

                                     Period from                                               Period from
                                     March 21, 1997                                            March 21, 1997
                                    (inception) to                                           (inception) to
                                     December 31,               Year Ended December 31,        December 31,
                                         1997                  1998               1999              1999
                                   -----------------    ------------------ ------------------  ---------------
Net loss as reported                     $ (2,763)           $ (12,314)         $ (28,072)      $   (43,149)

Pro forma effect of SFAS No. 123               (1)                (468)            (1,734)           (2,203)
                                   -----------------   ------------------- ------------------ ----------------
Pro forma net loss                       $ (2,764)           $ (12,782)         $ (29,806)      $   (45,352)

                                   =================   =================== ================== ================
                                         $  (0.34)           $   (0.55)         $   (0.94)      $     (2.04)
Net loss per common share
   as reported                     =================   =================== ================== ================

Pro forma loss per common share          $   (0.34)          $   (0.57)         $  (1.00)       $     (2.14)
                                   =================   =================== ================== ================


                                             BioMarin Pharmaceutical Inc. and Subsidiaries
                                                     (a development-stage company)

                                        Notes to Consolidated Financial Statements--(Continued)


A summary of the status of the Company's stock option plan is as follows:

                                                                  Weighted
                                                                  Average         Exercisable  Weighted Average Fair
                                                                  Exercise         at End of      Value of Options
                                              Option Shares        Price            Year             Granted
                                           -------------------- -------------    ------------- ------------------------
       Outstanding at March 21, 1997             --               $      --
               Granted                          297,000                 1.00                        $0.22
               Canceled                          --                      --
                                           --------------------
       Outstanding at December 31, 1997         297,000                   1.00        232,000
                                                                                 =============
               Granted                        2,507,660                   4.18                      $2.40
               Exercised                         (1,973)                  1.00
               Canceled                          (1,447)                  1.00
                                           --------------------
       Outstanding at December 31, 1998       2,801,240                   3.85        761,609
                                                                                 =============
               Granted                       2,877,430                    11.35                     $8.80
               Exercised                       (40,148)                    3.69
               Canceled                       (188,536)                    9.28
                                          --------------------    -------------
       Outstanding at December 31, 1999      5,449,986             $       7.59    1,922,041
                                                                                 =============


There were 2,198,760 and 900,510 options available for grant under the Plan at December 31, 1998 and 1999, respectively.

As of December 31, 1999, the 5,449,986 options outstanding consisted of the following:

                                                                       Number of
         Number of Options       Exercise        Weighted Average       Options
            Outstanding           Price          Contractual Life    Exercisable
       ----------------------- ------------- -----------------------------------
          415,850                   1.00                    2.88         368,683
          237,313                   2.30                    2.25         188,094
        1,523,000                   4.00                    8.10         854,167
          587,555                   6.00                    3.75         194,115
          849,780                   7.00                    4.34         270,211
           36,750                   8.50                    4.16           7,500
          688,242                  12.75                    5.00             --
           30,500                  12.88                    4.93             --
          422,500                  13.00                    4.52          36,979
           15,000                  13.06                    4.92             --
           15,000                  13.38                    4.95             --
           78,000                  13.50                    4.94             --
           18,000                  13.56                    5.01             --
           12,500                  14.06                    4.86             --
           22,500                  14.78                    4.85             --
           12,500                  15.19                    4.84             --
          474,996                  15.38                    4.71           2,292
           10,000                  16.06                    4.80             --
       ----------                                                     ----------
       5,449,986                                                       1,922,041
       ==========                                                     ==========

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

             Notes to Consolidated Financial Statements--(Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1998, and through July 22, 1999: risk-free interest rates ranging from 5.2 to 6.2 percent; expected dividend yield of 0 percent; expected life of four years for the Plan's options; and expected volatility of 38 percent.

6.   COMMITMENTS AND CONTINGENCIES:


Lease Commitments--The Company leases office space and research and testing laboratory space in various facilities under operating agreements expiring at various dates through 2009. Future minimum lease payments for the years ended December 31 are as follows (in thousands):


            2000.................               $1,307
            2001..................               1,151
            2002..................               1,037
            2003.................                  857
            2004..................                 485
            Thereafter...........                1,853
                                               -------
                      Total.....               $6,690
                                               =======

Rent expense for the period from March 21, 1997 (inception) to December 31, 1997, the years ended December 31, 1998 and 1999, and for the period from March 21, 1997 (inception), to December 31, 1999, was $34,613, $380,187, $1,069,595
and $1,484,395, respectively.

Research and Development Funding and Technology Licenses--The Company uses experts and laboratories at universities and other institutions to perform research and development activities. Funding commitments to these institutions for the year ended December 31 are as follows (in thousands):

            2000..................               $ 615
            2001..................                 100
            2002..................                 100
            2003..................                 100
            2004..................                 100
                                              ---------
                       Total.....              $ 1,015
                                              =========

The Company has also licensed technology from certain institutions, for which it is required to pay a royalty upon future sales, subject to certain annual minimums.

Consulting Agreements--BioMarin had agreements with two consultants whereby the consultants were paid cash and granted common stock options in exchange for services. Options for 206,000 shares of common stock were granted in satisfaction for these services. These options were valued at $35,020 and were expensed during the period from March 21, 1997 (inception), through December 31, 1997.

Product Liability and Lack of Insurance--The Company is subject to the risk of exposure to product liability claims in the event that the use of its technology results in adverse effects during testing or commercial sale. The BioMarin/Genzyme LLC does carry product liability insurance to cover the clinical trials of Aldurazyme(TM). At December 31, 1999, BioMarin had no other product candidate in human clinical trials. There can be no assurance that the Company will be able to obtain product liability insurance coverage at economically reasonable rates or that such insurance will provide adequate coverage against all possible claims.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

             Notes to Consolidated Financial Statements--(Continued)

7.   RELATED-PARTY TRANSACTIONS:

BioMarin had contractual agreements for office space and certain administrative, research, and development functions with Glyko, Inc. prior to the acquisition date of October 7, 1998. BioMarin reimbursed Glyko, Inc. for rent, salaries and related benefits, and other administrative costs. Glyko, Inc. also reimbursed BioMarin for salaries and related benefits.

Reimbursement of expenses (in thousands):



                                                              Paid from         Paid from
                                                             Glyko, Inc. to    BioMarin to
                                                                BioMarin       Glyko, Inc.     Net, to Glyko, Inc.
                                                           ----------------  -------------  ---------------------
March 21, 1997 (inception) to December 31, 1997                  $    133        $    374        $           241
Year ended December 31, 1998                                           75             298                    223
Year ended December 31, 1999                                           68             335                    267
                                                            ----------------  -------------   -------------------
March 21, 1997 (inception) to December 31, 1999                       276           1,007                    731
                                                            ================  =============   ===================

BioMarin also purchased products and services from Glyko, Inc. at a changing discount, which approximated market conditions. This is the same discount that Glyko grants to any other company that it treats as a distributor. Purchases of products and services from Glyko, Inc. from March 21, 1997 (inception) to October 8, 1998 (Glyko, Inc. acquisition), were $160,455.

In the fourth quarter of 1998 and during 1999, BioMarin loaned to Glyko, Inc. $200,000 and $401,493, respectively, to fund its operations. As of December 31, 1999, Glyko, Inc. owed $2,855,434 to BioMarin and BioMarin owed $52,528 to Glyko, Inc. These amounts have been eliminated upon consolidation.

As discussed in Note 3, during August 1997, the Company entered into an agency agreement with an entity with which the chief executive officer/chairman of the board is affiliated. During June 1998, the Company entered into a second agency agreement. The Company issued a total of 899,500 shares of common stock and warrants to purchase another 801,500 shares of common stock to this entity and its affiliates for brokerage services pursuant to the terms of these agreements, also discussed in Note 3.

On April 13,  1999,  the  Company  entered  into a  convertible  note  financing agreement in the amount of $26.0 million. Of this amount GBL purchased $4.3 million worth of such notes and LaMont Asset Management SA (LAM) purchased $9.7 million. A director of the Company is also the chairman of LAM. The Company also entered into an agency agreement with LAM pursuant to which the Company agreed to pay LAM a five percent cash commission on sales to certain note purchasers. On July 23, 1999, concurrent with the Company's IPO, BioMarin's convertible notes payable (including accrued interest) were converted into 2,672,020 shares of BioMarin's common stock at $10 per share. GBL's $4.3 million convertible note plus interest was converted to 441,911 shares and LAM's $9.7 million convertible note plus interest was converted to 996,869 shares.

Since October 8, 1998, GBL has agreed to pay BioMarin a monthly management fee for its services to GBL primarily relating to management, accounting, finance and government reporting. BioMarin had accrued receivables relating to these services for GBL of $27,152 and $37,500 for the years ended December 31, 1998 and 1999, respectively.

At December 31, 1997, 1998 and 1999, the Company had recorded amounts due from GBL of $79,607, $114,005 and $139,571, respectively (including the amounts discussed above.)

Due to the terms of the collaborative agreement with Genzyme outlined in Note 8, Genzyme is considered a related party. See also Notes 1 and 8 for Genzyme related party transactions.

8.   COLLABORATIVE AGREEMENTS:

Genzyme--Effective September 4, 1998, the Company entered into an agreement (the Collaboration Agreement) with Genzyme to establish a joint venture (BioMarin/Genzyme LLC) for the worldwide development and commercialization of Aldurazyme(TM) to treat MPS-I. In conjunction with the formation of the joint venture, the Company established a wholly owned subsidiary, BioMarin Genetics, Inc. The Company has a 49 percent interest in the joint venture, BioMarin Genetics, Inc. has a 1 percent interest, and Genzyme has the remaining 50 percent interest.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

             Notes to Consolidated Financial Statements--(Continued)

Under the Collaboration Agreement, BioMarin and Genzyme are each required to make capital contributions to the joint venture in an amount equal to 50 percent of costs and expenses associated with the development and commercialization of Aldurazyme(TM). The parties also agree to share the profits equally from such commercialization. In addition, Genzyme purchased 1,333,333 shares of BioMarin common stock at $6 per share in a private placement for proceeds of $8.0 million and, concurrent with the IPO, purchased an additional 769,230 shares of BioMarin common stock at the IPO price for an additional $10.0 million. Genzyme has also agreed to pay BioMarin $12.1 million in cash upon FDA approval of the biologics license application (BLA) for Aldurazyme(TM).

Other Agreements--The Company is engaged in research and development collaborations with various academic institutions, commercial research groups, and other entities. The agreements provide for sponsorship of research and development by the Company and may also provide for exclusive royalty-bearing intellectual property licenses or rights of first negotiation regarding licenses to intellectual property development under the collaborations. Typically, these agreements are terminable for cause by either party upon 90 days' written notice.

9.   COMPENSATION PLANS:

Employment Agreements--The Company has entered into employment agreements with seven officers of the Company. All of these agreements are terminable without cause by the Company upon six months' prior notice, or by the officer upon three months' prior written notice to the Company, with the Company obligated to pay salary and benefits hereunder until such termination. The annual salaries committed to under these agreements total approximately $1.6 million. In addition, three of the agreements provide for the payment of an annual cash bonus of up to 100 percent of the base annual salary of the three officers based upon the Company's market capitalization.

401(k) Plan--The Company participates in the Glyko Retirement Savings Plan (the 401(k) Plan). At January 1, 2000, the plan was renamed the BioMarin Retirement Savings Plan. Most employees (Participants) are eligible to participate following the start of their employment, on the earlier of the next occurring January 1, April 1, July 1 or October 1. Participants may contribute up to 15 percent of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. The Company pays the direct expenses of the 401(k) Plan but does not currently match or make contributions to employee accounts.

1997 Stock Plan--In November 1997, the Board adopted, and in April 1998, the stockholders approved, the 1997 Stock Plan (the 1997 Plan), which provided for the reservation of a total of 3,000,000 shares of common stock for issuance under the 1997 Plan. In December 1998, the Board adopted, and in January 1999, the stockholders approved, an amendment to the 1997 Plan to increase the number of shares reserved for issuance under it to an aggregate of 5,000,000 and to add an "evergreen provision" providing for an annual increase in the number of shares which may be optioned or sold under the 1997 Plan without need for additional Board or stockholder action to approve such increase (which increase shall be the lesser of 4 percent of the then-outstanding capital stock, 2,000,000 shares, or a lower amount set by the Board). As of December 31, 1999, the number of shares reserved for issuance was an aggregate of 6,392,617 under the 1997 Plan. The 1997 Plan provides for the grant of stock options and the issuance of common stock by the Company to its employees, officers, directors, and consultants.

During the year ended December 31, 1999, the Board granted 2,877,430 stock options under the 1997 Plan to employees and directors of the Company at an average exercise price of $11.35 per share. The Company's management estimates that these stock option prices reflected current fair value at the time of the grant.

1998 Employee Stock Purchase Plan--In December 1998 the Board adopted, and in January 1999 the stockholders approved, the 1998 Employee Stock Purchase Plan (the 1998 Purchase Plan). A total of 250,000 shares of Company common stock has been reserved for issuance under the 1998 Purchase Plan, plus annual increases equal to the lesser of 0.5 percent of the outstanding capital stock, 200,000 shares, or a lesser amount set by the Board. As of December 31, 1999, $87,337 has been withheld from employees' salaries and no shares have been issued under the 1998 Purchase Plan.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

             Notes to Consolidated Financial Statements--(Continued)


1998 Director Option Plan--The 1998 Director Option Plan (the Director Plan) was adopted by the Board of Directors in December 1998 and approved by the stockholders in January 1999. The Director Plan provides for the grant of nonstatutory stock options to non-employee directors. A total of 200,000 shares of Company common stock, plus an annual increase equal to the number of shares needed to restore the maximum aggregate number of shares available for sale under the Director Plan or the lesser of 0.5 percent of the outstanding capital stock, 200,000 shares, or a lesser amount set by the Board, have been reserved for issuance under the Director Plan. As of December 1999, options to purchase 90,000 shares were granted under the Director Plan.

10.   SUPPLEMENTAL CASH FLOW INFORMATION:

The following non-cash transactions took place in the periods presented (in thousands):

                                                   Period from March                                        Period from March
                                                       21, 1997                                                 21, 1997
                                                    (Inception) to                                           (Inception) to
                                                     December 31,           Year Ended December 31,           December 31,
                                                                        --------------------------------
                                                         1997                1998             1999                1999
                                                  --------------------  ---------------   --------------   --------------------
Common stock issued in exchange for notes          $          20,500      $           -     $        -       $       20,500
Compensation in the form of common stock
  and common stock options                                        18                  -              -                   18
Common stock and common stock warrants
  issued in exchange for brokerage services                      930                588              -                1,518
Bridge loan converted to common stock                            880                  -              -                  880
Common stock issued upon conversion of                             -
  convertible notes plus interest                                  -                  -         25,615               25,615


11.   GLYKO, INC.:

On October 7, 1998, the Company entered into an agreement to acquire all of the outstanding stock of its affiliate, Glyko, Inc. from GBL. The total consideration for the acquisition was $14.5 million , comprising of 2,259,039 shares of common stock of the Company, valued at $6.00 per share, the assumption of options held by certain Glyko, Inc. employees to purchase shares of GBL's common stock, which would require 255,540 shares of the Company's common stock to be issued if fully exercised, and $500 in cash. The acquisition was accounted for as a purchase.

The unaudited pro forma results of operation for the periods presented below are presented as if this acquisition of Glyko, Inc. had occurred on March 21, 1997 and January 1, 1998, respectively (in thousands):



                                          Period from
                                          March 21, 1997
                                          (Inception) to       Year ended
                                        December 31, 1997     December 31, 1998
                                       -------------------   -------------------
Revenues                                  $       1,996                $  2,530
Loss from operations                             (6,028)                (13,044)
Net loss                                         (5,954)                (12,380)
Net loss per share, basic and diluted             (0.57)                  (0.51)
Weighed average number of common
  shares outstandingn                            10,464                  24,214


In May 1999, Glyko, Inc. acquired key assets of the Biochemical Research Reagent Division of Oxford GlycoSciences Plc. (OGS). The acquisition increased Glyko, Inc.'s product offerings and was valued from $1.5 million to $2.1 million, depending on the future sales of the acquired products. Had this acquisition been made on January 1, 1999, the impact on the consolidated net loss as reported would have been insignificant.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

             Notes to Consolidated Financial Statements--(Continued)

12. SUBSEQUENT EVENT

In the first quarter of 2000, BioMarin made a provision of approximately $4.7 million for the suspension of production operations at its Carson Street clinical manufacturing facility. The facility was not required for the production of Aldurazyme(TM), the initial purpose of the plant, after a decision by the BioMarin/Genzyme LLC (joint venture) to use BioMarin's Galli Drive facility for the manufacture of clinical material both for the confirmatory Phase III trial and for the commercial launch of Aldurazyme(TM). This decision was based in part on FDA guidance to use an improved production process, which was installed in the Galli facility, for the clinical trial and BLA submission and for commercial production. The Carson Street facility is expected to complete its final production lots in May. No alternative requirements for production in Carson Street have been identified for the near term. BioMarin has made offers to a majority of the staff at the Carson Street facility, which is in Torrance, California, to transfer to the Galli facility in Novato, California, which has significantly greater manufacturing capacity.