Form 10-Q
period 2000-03-31
GLYKO BIOMEDICAL LTD
filed 2000-05-15
CIK 908401

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-21994


                              GLYKO BIOMEDICAL LTD.
          (Exact name of registrant issuer as specified in its charter)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,141,490 common shares outstanding as of April 30, 2000.

                              GLYKO BIOMEDICAL LTD.

                                TABLE OF CONTENTS

                                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Balance Sheets...............................................................2
Statements of Operations.....................................................3
Statements of Cash Flows.....................................................4
Notes to Financial Statements................................................5


Item 2.  Management's Discussion and Analysis................................10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk...........13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................14

Item 2.  Changes in Securities...............................................14

Item 3.  Defaults upon Senior Securities.....................................14

Item 4.  Submission of Matters to a Vote of Security Holders.................14

Item 5.  Other Information...................................................14

Item 6.  Exhibits and Reports on Form 8-K....................................14

SIGNATURE....................................................................15

          PART I. - FINANCIAL INFORMATION ITEM 1. Financial Statements
                                  (Unaudited)

                                                             GLYKO BIOMEDICAL LTD.
                                                                BALANCE SHEETS
                                                               (In U.S. dollars)


                                                                               March 31,                   December 31,
                                                                                 2000                          1999
                                                                           ----------------              ---------------
                                                                              (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                  $ 1,974,102                    $ 574,648
                                                                           ----------------              ---------------
       Total current assets                                                      1,974,102                      574,648
Investment in BioMarin Pharmaceutical Inc.                                      25,860,361                   28,908,447
                                                                           ----------------              ---------------
       Total assets                                                           $ 27,834,463                 $ 29,483,095
                                                                           ================              ===============

Liabilities and Stockholders' Equity
Current liabilities:
    Accrued liabilities                                                          $ 397,149                    $ 365,569
                                                                           ----------------              ---------------
       Total current liabilities                                                   397,149                      365,569

Stockholders' equity:
    Common stock, no par value, unlimited shares
       authorized, 34,141,490 and 31,835,322 shares
       issued and outstanding at March 31, 2000
       and December 31, 1999, respectively                                      22,313,205                   20,772,469
    Additional paid in capital                                                  38,708,037                   38,064,481
    Common stock warrants and options                                               18,355                      146,472
    Note receivable from stockholder                                              (746,637)                    (746,637)
    Accumulated deficit                                                        (32,855,646)                 (29,119,259)
                                                                            ---------------              ---------------
       Total stockholders' equity                                               27,437,314                   29,117,526
                                                                            ---------------              ---------------
       Total liabilities and stockholders' equity                             $ 27,834,463                 $ 29,483,095
                                                                            ===============              ===============




                          The accompanying notes are an integral part of these statements.

                                                                   2

                              GLYKO BIOMEDICAL LTD.
                            STATEMENTS OF OPERATIONS
                                (in U.S. dollars)



                                                                           Three months ended March 31,
                                                                 ---------------------------------------------

                                                                        2000                     1999
                                                                 -------------------      --------------------
                                                                    (unaudited)               (unaudited)
      General and administrative                                   $         52,605         $          66,914
                                                                  -------------------      --------------------
        Total expenses:                                                      52,605                    66,914
                                                                  -------------------      --------------------

Loss from operations                                                        (52,605)                  (66,914)
Equity in loss of BioMarin Pharmaceutical Inc.                           (3,691,641)               (1,719,032)
Interest income                                                               7,859                    41,241

                                                                 -------------------      --------------------
Net loss                                                           $     (3,736,387)        $      (1,744,705)
                                                                 ===================      ====================


Net loss per common share, basic and diluted                       $          (0.11)        $           (0.06)
                                                                 ===================      ====================
Weighted average number of shares
      used in computing per share amounts                                32,911,712                29,460,589
                                                                 ===================      ====================


                           The accompanying notes are an integral part of these statements.
                                                               3

                     GLYKO BIOMEDICAL LTD.
                   STATEMENTS OF CASH FLOWS




                                                                   Three months ended March 31,
                                                                -----------------------------------
                                                                      2000              1999
                                                                -----------------  ----------------
                                                                   (unaudited)        (unaudited)
Cash flows from operating activities:
       Net loss                                                     $ (3,736,387)     $ (1,744,705)
Adjustments to reconcile net loss to net cash
             used in operating activities:
       Equity in the loss of BioMarin Pharmaceutical Inc.              3,691,641         1,719,032
       Change in assets and liabilities:
             Other assets                                                      -           (10,990)
             Accrued liabilities                                          31,580            17,662
                                                                -----------------  ----------------
       Total adjustments                                               3,723,221         1,725,704
                                                                -----------------  ----------------
             Net cash used in operating activities                       (13,166)          (19,001)

Cash flows from financing activities:
       Proceeds from the exercise of stock options and
             common stock warrants                                     1,412,620         2,124,258
       Repayment of note receivable                                            -           100,000
                                                                -----------------  ----------------
              Net cash provided by financing activities                 1,412,620         2,224,258
                                                                -----------------  ----------------
Net increase in cash and cash equivalents                              1,399,454         2,205,257
Cash and cash equivalents, beginning of period                           574,648         2,567,824
                                                                -----------------  ----------------
Cash and cash equivalents, end of period                             $ 1,974,102       $ 4,773,081
                                                                =================  ================



















        The accompanying notes are an integral part of these statements.
                                        4

                              GLYKO BIOMEDICAL LTD.
                          NOTES TO FINANCIAL STATEMENTS

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

     In October 1996, GBL incorporated BioMarin Pharmaceutical Inc. (BioMarin), a Delaware corporation in the development stage, to develop the Company's pharmaceutical products. BioMarin began business on March 21, 1997 and issued 1.5 million shares of common stock to GBL for $1.5 million. As consideration for a certain license agreement dated June 1997, BioMarin issued GBL 7 million shares of BioMarin common stock. Beginning in October 1997, BioMarin raised capital from third parties with the result that at December 31, 1997, GBL's ownership interest in BioMarin had been reduced to 41.3% of BioMarin's outstanding capital stock. As of December 31, 1997, the Company began recording its share of BioMarin's net loss utilizing the equity method of accounting.

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

     On April 13, 1999, GBL purchased BioMarin convertible notes in the amount of $4.3 million, as part of BioMarin's $26 million convertible note financing.

     In May 1999, BioMarin's wholly-owned subsidiary, Glyko, Inc., acquired key assets of the Biochemical Research Reagent Division of Oxford GlycoSciences Plc. The acquisition was made to increase Glyko, Inc.'s product offerings and was valued from $1.5 million to $2.1 million, depending on the future sales of the acquired products, and was accounted for as a purchase.

     On July 23, 1999, BioMarin closed its initial public offering (IPO) of 4.5 million shares at $13.00 per share concurrent with a $10 million private placement from Genzyme, at the IPO price, raising net proceeds of approximately $61.9 million. Additionally, BioMarin's convertible notes payable (including interest accrued) were converted into 2,672,020 shares of BioMarin's common stock at $10.00 per share. GBL's $4.3 million convertible note plus interest of $119,110 was converted to 441,911 shares of BioMarin's common stock.

     In August 1999, the BioMarin underwriters exercised their over-allotment option for 675,000 shares at BioMarin's IPO price of $13 per share, raising additional net proceeds of $8.1 million. GBL's percentage ownership of BioMarin's outstanding common stock was 32.2% on March 31, 2000.

                              GLYKO BIOMEDICAL LTD.
                          NOTES TO FINANCIAL STATEMENTS

       Since its inception, GBL has incurred a cumulative deficit of $32.9 million and the Company expects to continue to incur losses through 2001 due to its share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc. on October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investment in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations which are of limited scope and cost for at least two years. BioMarin had an accumulated deficit of $54.9 million at March 31, 2000 and is expected to incur significant losses at least through 2002. Management of BioMarin believes that the proceeds from the convertible notes and the net proceeds of approximately $70.0 million from the initial public offering (including underwriters' exercise of over-allotment) and the concurrent Genzyme closing will be sufficient to meet its obligations at least through mid-2001. Management of GBL believes that at March 31, 2000 there has not been any impairment of its investment in BioMarin.

       The accompanying financial statements should be read in conjunction with the Company's annual report on form 10-KSB for the fiscal year ended December 31, 1999.


2.      Summary of Significant Accounting Policies

        The accompanying financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars as essentially all of the Company's operations were located in the United States. For the three-month periods ended March 31, 2000 and 1999, the operations of Glyko, Inc. have been consolidated into the operations of BioMarin. The results of operations of BioMarin have been reported in the Company's financial statements for the three-month periods ended March 31, 2000 and 1999, based on the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

        Use of Estimates:

        The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

                              GLYKO BIOMEDICAL LTD.
                          NOTES TO FINANCIAL STATEMENTS


       During the three-month period ended March 31, 2000, BioMarin recorded a charge to operations of $271,274 in connection with its purchase of Glyko, Inc. for the amortization of goodwill and other intangible assets, which are being amortized over ten years. In recording its share of BioMarin's loss for this period, GBL reduced this loss for its share of the amortization of goodwill and other intangible assets.

       As of March 31, 2000, GBL's percentage share of BioMarin's outstanding capital stock was 32.2%. The exercise of BioMarin options or warrants will result in a reduction of GBL's ownership percentage and future fundraising efforts of BioMarin may result in a similar reduction of GBL's ownership percentage. To the extent that the issuance of common stock by BioMarin to third parties at a per share price greater than or less than the per share carrying value of GBL's investment in BioMarin, the resulting gain or loss is reflected as an increase or decrease, respectively, in additional paid in capital in the accompanying balance sheets. Due to the issuance by BioMarin of its common stock upon the exercise of common stock options, GBL recorded an increase to its Investment in BioMarin and Additional Paid-in-Capital accounts of $643,556 during the three-month period ended March 31, 2000.

       Accrued Liabilities:

       During 1994, the Company recorded a charge to operations of $219,811 related to the termination of an agreement with one of its stockholders. This charge was the estimated fair value of 500,000 shares of common stock to be received by the stockholder in settlement of the agreement. The Toronto Stock Exchange has not permitted the issuance of the 500,000 shares because the transaction is not considered arms length. The stockholder was a stockholder in the Company from 1990 until April 1998. At March 31, 2000 the liability of $219,811 is included in accrued liabilities in the accompanying balance sheets.

       Net Loss per Share:

       Potentially dilutive securities outstanding at March 31, 2000 and 1999, respectively, include options for the purchase of 220,000 and 349,560 shares of common stock and warrants for the purchase of 12,833 and 2.5 million shares of common stock, respectively. These securities were not considered in the computation of dilutive loss per share because their effect would be anti-dilutive for the three-month periods ended March 31, 2000 and 1999.

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

                              GLYKO BIOMEDICAL LTD.
                          NOTES TO FINANCIAL STATEMENTS

3.          Investment in BioMarin Pharmaceutical Inc.


       Results of the Company's unconsolidated affiliate, BioMarin, a development stage company, are summarized as follows for the three-month periods ended March 31, 1999 and 2000 and for the period from March 21, 1997 (inception) to March 31, 2000 ($ Thousands):

                                                                                           For the period
                                                                                              March 21, 1997
                                                        Three Months Ended March 31,         (inception), to
                                                  --------------------------------------        March 31,
                                                         1999                2000                 2000
                                                  -------------------- ------------------  --------------------
                                                       (unaudited)         (unaudited)          (unaudited)
   Revenues:
     Revenues - products                               $    202           $      469          $     2,008
     Revenues - services                                     47                   50                  247
     Revenues from joint venture                            746                2,756                8,893
     Revenues - other                                       109                   23                  316
                                                  -------------------- ------------------  --------------------
         Total revenues:                                  1,104                3,298               11,464

   Operating Costs and Expenses:
     Cost of products                                        84                  148                  559
     Cost of services                                        18                   33                  194
     Research and development                             3,892                8,663               48,285
     Selling, general and administrative                  1,693                1,996               13,247
     Carson Street closure                                   -                 4,423                4,423
                                                  -------------------- ------------------  --------------------
         Total operating costs and expenses               5,687               15,263               66,708

         Loss from operations                            (4,583)             (11,965)             (55,244)

Interest income                                             154                  788                3,370
Interest expense                                             -                    (2)                (734)
Equity in loss of BioMarin/Genzyme LLC                     (180)                (557)              (2,277)
                                                -------------------- ------------------  --------------------
         Net loss                                        (4,609)              (11,736)            (54,885)
                                                ==================== ==================  ====================


For the periods presented above, GBL's equity in loss of BioMarin was as follows ($ Thousands):

                                                 $       (1,719)       $       (3,692)       $   (19,991)
                                                ==================    ==================    ==================

During the first quarter of 2000, BioMarin decided to close its Carson Street clinical manufacturing facility. In connection with this decision, BioMarin recorded a charge of approximately $4.4 million for the closure of its Carson Street clinical manufacturing facility. The facility was no longer required for the production of Aldurazyme(TM), the initial purpose of the plant, after a decision by the BioMarin/Genzyme LLC (joint venture) to use BioMarin's Galli Drive facility for the manufacture of bulk Aldurazyme both for the confirmatory Phase III trial and for the commercial launch of Aldurazyme(TM). This decision was based in part on U.S. Food and Drug Administration guidance to use an improved production process, which was installed in the Galli facility, for the clinical trial and biologics license application submission and for commercial production. The Carson Street facility is expected to complete its final production lots in May. BioMarin expects that a majority of its technical staff at the Carson Street facility in Torrance, California will transfer to the Galli Drive facility in Novato, California, which has significantly greater manufacturing capacity. The provision primarily consisted of write-downs of leasehold improvements and equipment located in the Carson Street facility.

                              GLYKO BIOMEDICAL LTD.
                          NOTES TO FINANCIAL STATEMENTS


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

Overview

Glyko Biomedical Ltd. (GBL or the Company) is a Canadian company that at March 31, 2000 owned 32.2% of the outstanding capital stock of BioMarin Pharmaceutical Inc. (BioMarin). As of October 7, 1998, BioMarin owned 100% of the capital stock of Glyko, Inc. Glyko, Inc. and BioMarin are operating companies based in California. On October 7, 1998, BioMarin acquired Glyko, Inc., in a transaction valued at $14.5 million. As consideration for the acquisition of all of the outstanding shares of Glyko, Inc., BioMarin issued 2,259,039 shares of common stock to the Company, assumed Glyko, Inc.'s employee stock options exercisable for 255,540 shares of BioMarin common stock, and paid $500 in cash. Glyko Biomedical Ltd. consolidated the operations of Glyko, Inc. through October 7, 1998. Subsequent to October 7, 1998, the accounts of Glyko Biomedical Ltd. are presented on a stand-alone basis. In this period the results of operations of Glyko, Inc. have been consolidated into the results of operations of BioMarin. BioMarin's results of operations are recorded by Glyko Biomedical Ltd. using the equity method of accounting. Numerical references in the following discussion are rounded to the nearest thousand.

Since its inception in October 1990, Glyko, Inc. has been engaged in the research, development, manufacturing and marketing of new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. Glyko, Inc. has developed a line of analytic instrumentation laboratory products that include an imaging system, analysis software and chemical analysis kits. Glyko, Inc., as a wholly-owned subsidiary of BioMarin, continues to develop additional chemical kits for use with the imaging system, and is also developing a line of carbohydrate diagnostic products. In May 1999, Glyko, Inc., acquired key assets of the Biochemical Research Reagent Division of Oxford GlycoSciences Plc. The acquisition was made to increase Glyko, Inc.'s product offerings and was valued from $1.5 million to $2.1 million, depending on the future sales of the acquired products and was accounted for as a purchase.

BioMarin is currently developing pharmaceutical products through its own internal operations and through research grants with various universities. BioMarin has completed its initial clinical trial of its lead enzyme replacement product (Aldurazyme(TM)) for Mucopolysaccharidosis (MPS-I), a crippling and fatal disease that afflicts young children. The initial clinical trial was conducted under a Company Investigational New Drug (IND) application that encompassed ten patients with all levels of severity of MPS-I. In April 1999, BioMarin completed a twelve-month evaluation period for their initial clinical trial of AldurazymeTM. Initiated in December 1997, this clinical trial treated ten patients with MPS-I at five medical centers in the United States. BioMarin is treating and monitoring these patients for an additional 12-month follow-up period and, in collaboration with BioMarin's joint venture partner, Genzyme, plans to initiate a Phase III Confirmatory Clinical Trial in mid-year 2000. BioMarin intends to complete the filing of the biologics license application
(BLA) with the U.S. Food and Drug Administration (FDA) in mid-year 2001. BioMarin received orphan drug designation for Aldurazyme(TM) in September 1997, allowing BioMarin to market the product exclusively for seven years following FDA approval if it is the first to gain such approval. BioMarin focuses on the development of products in four therapeutic areas: genetic diseases, burn and wound care, fungal infections and inflammation (initially psoriasis).

On April 13, 1999, GBL purchased BioMarin notes in the amount of $4.3 million, as part of BioMarin's $26 million convertible note financing.

On July 23,1999, BioMarin closed its initial public offering (IPO) of 4.5 million shares at $13.00 per share concurrent with a $10 million private placement (769,230 shares) from Genzyme, raising approximately $61.9 million. Additionally, BioMarin's convertible notes payable were converted into 2,672,020 shares of BioMarin's common stock. GBL's $4.3 million convertible note plus interest of $119,110 was converted to 441,911 shares of BioMarin's common stock.

In August 1999, the underwriters exercised their over-allotment option for 675,000 shares at the IPO price of $13 per share, raising additional net proceeds of $8.1 million. . GBL's ownership of BioMarin's outstanding common stock was 32.2% on March 31, 2000.

The Company's net loss for the three-month periods ended March 31, 2000 and 1999 was $3,736,000 and $1,745,000, respectively. The primary component of this loss was the Company's share of the net loss of BioMarin accounted for under the equity method of accounting. GBL expects to continue to incur losses through 2001 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates including AldurazymeTM, BM102 and a burn wound enzyme. The BioMarin losses do not have an impact on the cash position of GBL. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. BioMarin has an accumulated deficit of $54.9 million at March 31, 2000 and is expected to incur significant losses at least through 2002. Management of BioMarin believes that the convertible note financing and the net proceeds of approximately $70.0 million from the IPO (including underwriters' over-allotment exercise) and the concurrent Genzyme closing will be sufficient to meet its obligations through mid-2001. Management of GBL believes that at March 31, 2000 there has not been any impairment of its investment in BioMarin.

Results of Operations

The Quarters Ended March 31, 2000 and 1999

There were no revenues nor cost of revenues for the quarters ended March 31, 2000 and 1999 due to the sale of the Company's operating entity, Glyko, Inc. to BioMarin in October 1998.

There were no research and development expenses for the quarters ended March 31, 2000 and 1999 due to the Company's sale of Glyko, Inc. to BioMarin in October 1998.

Selling, general and administrative expense was $53,000 for the quarter ended March 31, 2000, a decrease of $14,000 from selling, general and administrative expenses of $67,000 incurred for the quarter ended March 31, 1999. The decrease was primarily due to the additional expense in 1999 of a Special Meeting of Shareholders which took place in March 1999 and which did not occur in 2000. Selling, general and administrative expense for the quarters ended March 31, 2000 and 1999 represented management fees billed to BioMarin for management, accounting, finance and government reporting, and legal and other outside administrative support expenses.

Equity in loss of BioMarin for the quarter ended March 31, 2000 was $3,692,000 compared to $1,719,000 for the quarter ended March 31, 1999, an increase of $1,973,000. The increase was due to the increased net loss of BioMarin, which was primarily from the development of its lead product candidate, AldurazymeTM for the treatment of Mucopolysaccharidosis-I or MPS-I, pre-clinical studies and development of BM102 for the treatment of MPS-VI and pre-clinical studies and development of BM202 for the treatment of serious burn wounds. During the quarter ended March 31, 2000, BioMarin decided to close its Carson Street clinical manufacturing facility. In connection with this decision, BioMarin recorded a charge of $4.4 million for the quarter ended March 31, 2000 related to the closure.


Interest income earned for the quarters ended March 31, 2000 and 1999 of $8,000 and $41,000, respectively, resulted from earnings on cash invested in short term interest bearing accounts. The decrease in interest income in the first quarter 2000 compared to the same period in 1999 resulted from lower cash balances available for investment due to the Company's investment in the BioMarin convertible note financing of $4.3 million in April 1999. Interest expense for the quarters ended March 31, 2000 and 1999 was immaterial.

Liquidity and Capital Resources

The Company's cash position increased by $1,399,000 in the first quarter of 2000 to $1,974,000. Net cash proceeds of $1,413,000 relating to, primarily, the issuance of common stock from the exercise of stock warrants and options were partially offset by net cash used in operating activities of $13,000.

Since its inception, the Company has incurred a cumulative deficit of $32.9 million and GBL expects to continue to incur losses through 2001 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investments in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations, which are of limited scope and cost for at least two years. BioMarin has an accumulated deficit of $54.9 million at March 31, 2000 and is expected to incur significant losses at least through 2002. Management of BioMarin believes that the proceeds from the convertible note financing, the net proceeds of approximately $70.0 million from the IPO (including underwriters' exercise of over-allotment) and the concurrent Genzyme closing will be sufficient to meet its obligations through mid-2001. Management of GBL believes that at March 31, 2000 there has not been any impairment of its investment in BioMarin. See "Risk Factors" - "The Company's success is dependent on the successful operations of BioMarin" and "If the Company continues to incur operating losses for a period longer than anticipated, we may be unable to continue our operations."

                                  RISK FACTORS

The Company's   success  is  dependent  on  the   successful   operations   of
BioMarin.

As of March 31, 2000, GBL's principal asset was its 32.2% ownership of BioMarin's outstanding capital stock. GBL's success is dependent on the successful operations of BioMarin including, but not limited to, BioMarin's ability to receive FDA approval of existing and future pharmaceutical product candidates, BioMarin's ability to retain key personnel, BioMarin's ability to manufacture and market products effectively and successfully and BioMarin's ability to raise additional cash to fund future operations. BioMarin is a development stage company, with its only revenues currently being earned from the sale of its analytic and diagnostic products resulting from the acquisition of Glyko, Inc. and cost reimbursement revenues for services performed from its joint venture with Genzyme for development and commercialization of Aldurazyme(TM).

If the Company continues to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

The Company's share of BioMarin's net loss resulted in the Company reporting a net loss for the three-month period ended March 31, 2000 of $3.7 million. GBL expects to continue to incur losses through 2001 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investments in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations. BioMarin has an accumulated deficit of $54.9 million at March 31, 2000 and is expected to incur significant losses at least through 2002. Management of BioMarin believes that the proceeds from the convertible note financing and the net proceeds of approximately $70.0 million from the IPO (including underwriters' exercise of over-allotment) and the concurrent Genzyme closing will be sufficient to meet its obligations through mid-2001. Management of GBL believes that at March 31, 2000 there has not been any impairment of its investment in BioMarin.

Item 3:  Quantitative and Qualitative Disclosure about Market Risk

GBL currently holds 11,367,617 shares of BioMarin's common stock representing 32.2% of BioMarin's outstanding common stock. Following the sale of Glyko, Inc. in 1998, these securities represent substantially the only asset of GBL. These securities have been acquired for investment purposes rather than for trading purposes.

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

Item 4.           Submission of Matters to a Vote of Security Holders.     None.

Item 5.           Other Information.                                       None.

Item 6.           Exhibits and Reports on Form 8-K.

                  The following documents are filed as part of this report

                            See Exhibit Index attached hereto.

                   (b)  Reports on Form 8K


          No reports were filed on Form 8-K during the three months ended March 31, 2000.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GLYKO BIOMEDICAL LTD.


Dated: May 9, 2000                       By:  \s\ John C. Klock, M.D.
--------------------------                  ------------------------------------
                                              John C. Klock, M.D.
                                              President, Chief Executive Officer
                                              and Chief Financial Officer

                                  EXHIBIT INDEX

           Exhibit
           Number       Description

               2.1 Share Exchange Agreement between Glyko Biomedical Ltd. and BioMarin Pharmaceutical Inc. dated September 15, 1998. (Filed as Exhibit 2.1 to Form 10-KSB dated December 31, 1998 and incorporated herein by reference).
               3.1  Registrant's  Articles of Incorporation and Bylaws (filed as exhibit 3.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
               3.2 Amended Restated Certificate of Incorporation of BioMarin Pharmaceutical, Inc. (filed as exhibit 3.1 to Form 10-QSB dated September 30, 1997, and incorporated herein by reference).
               3.3  Amended Bylaws of BioMarin  Pharmaceutical,  Inc.  (filed as exhibit 3.2 to Form 10-QSB dated September 30, 1997, and incorporated herein by reference).
               4.1  Registrant's  Articles of Incorporation and Bylaws (filed as exhibit 3.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993, and icorporated herein by reference).
               10.1 Glyko  Biomedical Share Option Plan - 1994 (filed as exhibit
                    10.1 to Form 10-QSB dated June 30, 1994 and incorporated herein by reference).
               10.2 License Agreement between Glyko Biomedical Ltd. and BioMarin
                    Pharmaceutical, Inc. (filed as Exhibit 10 to Form 10-QSB dated September 20, 1997, and incorporated herein by reference).
               27.1 Financial   Data  Schedule  (see   Financial  Data  Schedule
                    attached hereto in EDGAR format only)