Form 10-Q
period 2000-06-30
GLYKO BIOMEDICAL LTD
filed 2000-08-15
CIK 908401

United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,217,323 common shares outstanding as of July 31, 2000.

                              GLYKO BIOMEDICAL LTD.

                                TABLE OF CONTENTS

                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Balance Sheets.................................................................2
Statements of Operations.......................................................3
Statements of Cash Flows.......................................................4
Notes to Financial Statements..................................................5

Item 2.  Management's Discussion and Analysis.................................10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk............14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................15

Item 2.  Changes in Securities................................................15

Item 3.  Defaults upon Senior Securities......................................15

Item 4.  Submission of Matters to a Vote of Security Holders..................15

Item 5.  Other Information....................................................15

Item 6.  Exhibits and Reports on Form 8-K.....................................15

SIGNATURE.....................................................................16



                                                                       PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)


                                                             GLYKO BIOMEDICAL LTD.
                                                                BALANCE SHEETS
                                                               (In U.S. dollars)

                                                                          June 30,                    December 31,
                                                                            2000                          1999
                                                                   ------------------------      ------------------------
                                                                         (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                        $           1,931,626           $           574,648
                                                                   ------------------------      ------------------------
       Total current assets                                                      1,931,626                       574,648
Investment in BioMarin Pharmaceutical Inc.                                      23,833,522                    28,908,447
                                                                   ------------------------      ------------------------
       Total assets                                                  $          25,765,148           $        29,483,095
                                                                   ========================      ========================

Liabilities and Shareholders' Equity
Current liabilities:
    Accrued liabilities                                              $             413,051           $           365,569
                                                                   ------------------------      ------------------------
       Total current liabilities                                                   413,051                       365,569
                                                                   ------------------------      ------------------------

Shareholders' equity:
    Common shares, no par value, unlimited shares
       authorized, 34,154,323 and 31,835,322 shares
       issued and outstanding at June 30, 2000
       and December 31, 1999, respectively                                      22,321,124                    20,772,469
    Additional paid in capital                                                  38,879,519                    38,064,481
    Common share warrants and options                                                    -                       146,472
    Note receivable from shareholder                                              (746,637)                     (746,637)
    Accumulated deficit                                                        (35,101,909)                  (29,119,259)
                                                                   ------------------------      ------------------------
       Total shareholders' equity                                               25,352,097                    29,117,526
                                                                   ------------------------      ------------------------
       Total liabilities and shareholders' equity                    $          25,765,148           $        29,483,095
                                                                   ========================      ========================



                          The accompanying notes are an integral part of these statements.


                                                                   2

                              GLYKO BIOMEDICAL LTD.
                            STATEMENTS OF OPERATIONS
                          (Unaudited, in U.S. dollars)



                                                       Three months ended June 30,             Six months ended June 30,
                                                  ------------------------------------    ------------------------------------
                                                       2000                1999                2000                 1999
                                                  ----------------    ----------------    ---------------      ---------------
Expenses:
     General and administrative                          $ 80,266            $ 66,088          $ 132,871            $ 133,002
                                                  ----------------    ----------------    ---------------      ---------------
       Total expenses:                                     80,266              66,088            132,871              133,002
                                                  ----------------    ----------------    ---------------      ---------------

Loss from operations                                      (80,266)            (66,088)          (132,871)            (133,002)
Equity in loss of BioMarin Pharmaceutical Inc.         (2,180,712)         (2,804,902)        (5,872,353)          (4,523,934)
Interest income                                            14,715             111,967             22,574              153,208

                                                  ----------------    ----------------    ---------------      ---------------
Net loss                                             $ (2,246,263)       $ (2,759,023)      $ (5,982,650)        $ (4,503,728)
                                                  ================    ================    ===============      ===============



Net loss per common share, basic and diluted              $ (0.07)            $ (0.09)           $ (0.18)             $ (0.15)
                                                  ================    ================    ===============      ===============

Weighted average number of shares
     used in computing per share amounts               34,145,910          31,485,870         33,532,196           30,478,824
                                                  ================    ================    ===============      ===============

        The accompanying notes are an integral part of these statements.
                                       3


                     GLYKO BIOMEDICAL LTD.
                   STATEMENTS OF CASH FLOWS
                 (Unaudited, in U.S. dollars)



                                                                      Six months ended June 30,
                                                                -----------------------------------
                                                                      2000              1999
                                                                -----------------  ----------------
Cash flows from operating activities:
       Net loss                                                   $   (5,982,650)    $  (4,503,728)
Adjustments to reconcile net loss to net cash
             used in operating activities:
       Equity in the loss of BioMarin Pharmaceutical Inc.              5,872,353         4,523,934
       Change in assets and liabilities:
             Other assets                                                      -          (116,680)
             Accrued liabilities                                          47,482            (3,109)
                                                                -----------------  ----------------
       Total adjustments                                               5,919,835         4,404,145
                                                                -----------------  ----------------
             Net cash used in operating activities                       (62,815)          (99,583)
                                                                -----------------  ----------------

Cash flows from investing activities:
       Investment in BioMarin Pharmaceutical Inc.                              -        (4,300,000)
                                                                -----------------  ----------------
             Net cash used in investing activities                             -        (4,300,000)
                                                                -----------------  ----------------

Cash flows from financing activities:
       Proceeds from the exercise of stock options and
             common stock warrants                                     1,419,793         2,146,830
       Repayment of note receivable                                            -           100,000
                                                                -----------------  ----------------
              Net cash provided by financing activities                1,419,793         2,246,830
                                                                -----------------  ----------------

Net increase (decrease) in cash                                        1,356,978        (2,152,753)
Cash and cash equivalents, beginning of period                           574,648         2,567,824
                                                                -----------------  ----------------
Cash and cash equivalents, end of period                          $    1,931,626     $     415,071
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

In August 1999, the BioMarin underwriters exercised their over-allotment option for 675,000 shares at BioMarin's IPO price of $13 per share, raising additional net proceeds of $8.1 million. GBL's percentage ownership of BioMarin's outstanding common stock was 32.0% on June 30, 2000.

                              GLYKO BIOMEDICAL LTD.

                          NOTES TO FINANCIAL STATEMENTS

Since its inception, GBL has incurred a cumulative deficit of $35.1 million and the Company expects to continue to incur losses through 2002 due to its share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc. on October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investment in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations which are of limited scope and cost for at least two years. BioMarin had an accumulated deficit of $62 million at June 30, 2000 and is expected to incur significant losses at least through 2002. Management of BioMarin believes that the proceeds from the convertible notes and the net proceeds of approximately $70.0 million from the initial public offering (including underwriters' exercise of over-allotment) and the concurrent Genzyme closing will be sufficient to meet its obligations at least through mid-2001. Management of GBL believes that at June 30, 2000 there has not been any impairment of its investment in BioMarin.

The accompanying financial statements should be read in conjunction with the Company's annual report on form 10-KSB for the fiscal year ended December 31, 1999.

2.      Summary of Significant Accounting Policies

The accompanying financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars as essentially all of the Company's operations were located in the United States. For the three and six month periods ended June 30, 2000 and 1999, the operations of Glyko, Inc. have been consolidated into the operations of BioMarin. The results of operations of BioMarin have been reported in the Company's financial statements for the three and six month periods ended June 30, 2000 and 1999, based on the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

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

Sale of Glyko, Inc. and Investment in BioMarin Pharmaceutical Inc.:

BioMarin acquired Glyko, Inc. from GBL through the exchange of BioMarin stock for Glyko, Inc. stock and accounted for the acquisition based upon the fair market value of the BioMarin stock issued (using the same per share price as used in a recent arms-length transaction), the assumption of responsibility for certain stock options previously issued to Glyko, Inc. employees (see Note 1), and $500 in cash. In consolidating Glyko, Inc., BioMarin recorded intangible assets, including goodwill, to the extent that the fair market value of the stock issued exceeded the fair market value of the tangible assets of Glyko, Inc. GBL recorded the stock of BioMarin received at the historical cost basis of its investment in Glyko, Inc. GBL accounts for its investment in BioMarin using the equity method of accounting. However, as it has not recorded its investment in BioMarin at fair market value, it does not record its share of the losses recorded by BioMarin related to the amortization of intangible assets recorded on the acquisition of Glyko, Inc.

                              GLYKO BIOMEDICAL LTD.

                          NOTES TO FINANCIAL STATEMENTS

During the three and six month periods ended June 30, 2000, BioMarin recorded a charge to operations of $271,274 and $542,548, respectively, in connection with its purchase of Glyko, Inc. for the amortization of goodwill and other intangible assets, which are being amortized over ten years. In recording its share of BioMarin's loss for this period, GBL excluded its share of the amortization of goodwill and other intangible assets.

As of June 30, 2000, GBL's percentage share of BioMarin's outstanding capital stock was 32.0%. The exercise of BioMarin options or warrants will result in a reduction of GBL's ownership percentage and future fundraising efforts of BioMarin may result in a similar reduction of GBL's ownership percentage. To the extent that the issuance of common stock by BioMarin to third parties at a per share price greater than or less than the per share carrying value of GBL's investment in BioMarin, the resulting gain or loss is reflected as an increase or decrease, respectively, in additional paid in capital in the accompanying balance sheets. Due to the issuance by BioMarin of its common stock upon the exercise of common stock options, GBL recorded an increase to its Investment in BioMarin and Additional Paid-in-Capital accounts of $797,429 during the six month period ended June 30, 2000, respectively.

Accrued Liabilities:

During 1994, the Company recorded a charge to operations of $219,811 related to the termination of an agreement with one of its shareholders. This charge was the estimated fair value of 500,000 shares of common stock to be received by the shareholder in settlement of the agreement. The Toronto Stock Exchange has not permitted the issuance of the 500,000 shares because the transaction is not considered arms length. The shareholder was a shareholder in the Company from 1990 until April 1998. At June 30, 2000 the liability of $219,811 is included in accrued liabilities in the accompanying balance sheets.

Net Loss per Share:

Potentially dilutive securities outstanding at June 30, 2000 and 1999, respectively, include options for the purchase of 207,500 and 339,560 shares of common stock and warrants for the purchase of none and 2.5 million shares of common stock, respectively. These securities were not considered in the computation of dilutive loss per share because their effect would be anti-dilutive for the six-month periods ended June 30, 2000 and 1999.

Reclassifications:

Certain balances in prior periods have been reclassified to conform with the current period presentation.
                                        7

                              GLYKO BIOMEDICAL LTD.

                          NOTES TO FINANCIAL STATEMENTS

3.          Investment in BioMarin Pharmaceutical Inc.

Results of the Company's unconsolidated affiliate, BioMarin, a development stage company, are summarized as follows for the six-month periods ended June, 2000 and 1999 and for the period from March 21, 1997 (inception) to June 30, 2000 ($ Thousands):



                                                                                                   Period from
                                                                    Six Month Ended               March 21, 1997
                                                                        June 30,                 (Inception), to
                                                          -------------------------------------      June 30,
                                                                1999               2000                 2000
                                                          -----------------  ------------------  --------------------
                                                            (unaudited)         (unaudited)          (unaudited)
  Revenues:
       Revenues - products                                  $    529            $     1,087          $    2,626
       Revenues - services                                        78                    168                 365
       Revenues from BioMarin/Genzyme LLC                      1,904                  5,126              11,263
       Revenues - other                                          151                      -                 293
                                                           -----------------  ------------------  --------------------
            Total revenues                                     2,662                  6,381              14,547


  Operating Costs and Expenses:
       Cost of products                                          117                    292                 703
       Cost of services                                           38                     53                 214
       Research and development                               10,431                 16,580              56,202
       Selling, general and administrative                     2,804                  4,186              15,437
       Carson Street closure                                       -                  4,423               4,423
                                                          -----------------  ------------------  --------------------
            Total operating costs and expenses                13,390                 25,534              76,979


  Loss from operations                                       (10,728)               (19,153)            (62,432)


  Interest income                                                453                  1,590               4,172
  Interest expense                                              (561)                    (4)               (736)
  Loss from BioMarin/Genzyme LLC                                (555)                (1,255)             (2,975)
                                                          -----------------  ------------------  --------------------
            Net loss                                        $(11,391)           $   (18,822)         $  (61,971)
                                                          =================  ==================  ====================

For the periods presented above, GBL's equity in loss of BioMarin was as follows ($ Thousands):

                                                            $ (4,524)           $    (5,872)         $  (22,172)
                                                           =================  ==================  ====================

In the first quarter of 2000, BioMarin recorded a provision of $4.4 million for the closure of its Carson Street clinical manufacturing facility. The facility was no longer required for the production of Aldurazyme(TM), the initial purpose of the plant, after a decision by the BioMarin/Genzyme LLC (joint venture) to use BioMarin's Galli Drive facility for the manufacture of bulk Aldurazyme both for the confirmatory Phase III trial and for the commercial launch of Aldurazyme(TM). This decision was based in part on U.S. Food and Drug Administration guidance to use an improved production process, which was installed in the Galli facility, for the clinical trial and biologics license application submission and for commercial production. The Carson Street facility completed its final production lots in May. A majority of its technical staff at the Carson Street facility in Torrance, California transfered to the Galli Drive facility in Novato, California, which has significantly greater manufacturing capacity. The provision primarily consisted of write-downs of leasehold improvements and equipment located in the Carson Street facility.

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

In November 1998, per the terms of the BioMarin acquisition of Glyko, Inc., GBL loaned $712,261 to an officer of the Company to exercise expiring stock options. The loan is secured by the stock and is a full recourse note. In May 2000, the Board approved an extension of the shareholder note to mature in May 2001.

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

Overview

Glyko Biomedical Ltd. (GBL or the Company) is a Canadian company that at June 30, 2000 owned 32.0% of the outstanding capital stock of BioMarin Pharmaceutical Inc. (BioMarin). As of October 7, 1998, BioMarin owned 100% of the capital stock of Glyko, Inc. Glyko, Inc. and BioMarin are operating companies based in California. On October 7, 1998, BioMarin acquired Glyko, Inc., in a transaction valued at $14.5 million. As consideration for the acquisition of all of the outstanding shares of Glyko, Inc., BioMarin issued 2,259,039 shares of common stock to the Company, assumed Glyko, Inc.'s employee stock options exercisable for 255,540 shares of BioMarin common stock, and paid $500 in cash. Glyko Biomedical Ltd. consolidated the operations of Glyko, Inc. through October 7, 1998. Subsequent to October 7, 1998, the accounts of Glyko Biomedical Ltd. are presented on a stand-alone basis. In this period the results of operations of Glyko, Inc. have been consolidated into the results of operations of BioMarin. BioMarin's results of operations are recorded by Glyko Biomedical Ltd. using the equity method of accounting. Numerical references in the following discussion are rounded to the nearest thousand.

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

BioMarin is currently developing pharmaceutical products through its own internal operations and through research grants with various universities. BioMarin has completed its initial clinical trial of its lead enzyme replacement product (Aldurazyme(TM)) for Mucopolysaccharidosis (MPS-I), a crippling and fatal disease that afflicts young children. The initial clinical trial was conducted under a Company Investigational New Drug (IND) application that encompassed ten patients with all levels of severity of MPS-I. In April 1999, BioMarin completed a twelve-month evaluation period for their initial clinical trial of AldurazymeTM. Initiated in December 1997, this clinical trial treated ten patients with MPS-I at five medical centers in the United States. BioMarin is treating and monitoring these patients for an additional 12-month follow-up period and, in collaboration with BioMarin's joint venture partner, Genzyme, plans to initiate a Phase III Confirmatory Clinical Trial in mid-year 2000. BioMarin intends to complete the filing of the biologics license application
(BLA) with the U.S. Food and Drug Administration (FDA) in 2001. BioMarin received orphan drug designation for Aldurazyme(TM) in September 1997, allowing BioMarin to market the product exclusively for seven years following FDA approval if it is the first to gain such approval. BioMarin focuses on the development of products in four therapeutic areas: genetic diseases, burn and wound care, fungal infections and inflammation (initially psoriasis).

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

In August 1999, the underwriters exercised their over-allotment option for 675,000 shares at the IPO price of $13 per share, raising additional net proceeds of $8.1 million. . GBL's ownership of BioMarin's outstanding common stock was 32.0% on June 30, 2000.

The Company's net loss for the six-month periods ended June, 2000 and 1999 was $5,983,000 and $4,504,000, respectively. The primary component of this loss was the Company's share of the net loss of BioMarin accounted for under the equity method of accounting. GBL expects to continue to incur losses through 2001 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates including AldurazymeTM, BM102 and a burn wound enzyme. The BioMarin losses do not have an impact on the cash position of GBL. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. BioMarin has an accumulated deficit of $62 million at June 30, 2000 and is expected to incur significant losses at least through 2002. Management of BioMarin believes that the convertible note financing and the net proceeds of approximately $70.0 million from the IPO (including underwriters' over-allotment exercise) and the concurrent Genzyme closing will be sufficient to meet its obligations through mid-2001. Management of GBL believes that at June 30, 2000 there has not been any impairment of its investment in BioMarin.

Results of Operations

The Quarters Ended June 30, 2000 and 1999

There were no revenues nor cost of revenues for the quarters ended June 30, 2000 and 1999 due to the sale of the Company's operating entity, Glyko, Inc. to BioMarin in October 1998.

There were no research and development expenses for the quarters ended June 30, 2000 and 1999 due to the Company's sale of Glyko, Inc. to BioMarin in October 1998.

Selling, general and administrative expense was $80,000 for the quarter ended June 30, 2000, an increase of $14,000 from selling, general and administrative expenses of $66,000 incurred for the quarter ended June 30, 1999. The increase was primarily due to the additional legal expenses in 2000 that did not occur in 1999. General and administrative expense for the quarters ended June 30, 2000 and 1999 represented management fees billed by BioMarin for management, accounting, finance and government reporting, and legal and other outside administrative support expenses.

Equity in loss of BioMarin for the quarter ended June 30, 2000 was $2,181,000 compared to $2,805,000 for the quarter ended June 30, 1999, a decrease of $624,000.

Interest income earned for the quarters ended June 30, 2000 and 1999 of $15,000 and $112,000, respectively, resulted from earnings on cash invested in short term interest bearing accounts. The decrease in interest income in the second quarter 2000 compared to the same period in 1999 resulted from lower cash balances available for investment due to the Company's investment in the BioMarin convertible note financing of $4.3 million in April 1999. Interest expense for the quarters ended June 30, 2000 and 1999 was immaterial.

The Six Months Ended June 30, 2000 and 1999

There were no revenues nor cost of revenues for the six months ended June 30, 2000 and 1999 due to the sale of the Company's operating entity, Glyko, Inc. to BioMarin in October 1998.

There were no research and development expenses for the six months ended June 30, 2000 and 1999 due to the Company's sale of Glyko, Inc. to BioMarin in October 1998.

General and administrative expense were $133,000 for the six-month periods ended June 30, 2000 and 1999. General and administrative expense for the quarters ended June 30, 2000 and 1999 represented management fees billed to BioMarin for management, accounting, finance and government reporting, and legal and other outside administrative support expenses.

Equity in loss of BioMarin for the six months ended June 30, 2000 was $5,872,000 compared to $4,524,000 for the six months ended June 30, 1999, an increase of $1,348,000. The increase was due to the increased net loss of BioMarin.

Interest income earned for the six months ended June 30, 2000 and 1999 of $23,000 and $153,000, respectively, resulted from earnings on cash invested in short term interest bearing accounts. The decrease in interest income in the first half of 2000 compared to the same period in 1999 were the same as described for the second quarter decrease in interest income.

Liquidity and Capital Resources

The Company's cash position increased by $1,357,000 in the first six months of 2000 to $1,932,000. Net cash proceeds of $1,420,000 relating to, primarily, the issuance of common stock from the exercise of stock warrants and options were partially offset by net cash used in operating activities of $63,000.

Since its inception, the Company has incurred a cumulative deficit of $35.1 million and GBL expects to continue to incur losses through 2002 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investments in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations, which are of limited scope and cost for at least two years. BioMarin has an accumulated deficit of $62 million at June 30, 2000 and is expected to incur significant losses at least through 2002. Management of BioMarin believes that the proceeds from the convertible note financing, the net proceeds of approximately $70.0 million from the IPO (including underwriters' exercise of over-allotment) and the concurrent Genzyme closing will be sufficient to meet its obligations through mid-2001. Management of GBL believes that at June 30, 2000 there has not been any impairment of its investment in BioMarin. See "Risk Factors - Dependence on Investment in BioMarin," "-History of Operating Losses - Uncertainty of Future Profitability."

                                  RISK FACTORS

Dependence on Investment in BioMarin

As of June 30, 2000, GBL's principal asset was its 32.0% ownership of BioMarin's outstanding capital stock. GBL's success is dependent on the successful operations of BioMarin including, but not limited to, BioMarin's ability to receive FDA approval of existing and future pharmaceutical product candidates, BioMarin's ability to retain key personnel, BioMarin's ability to manufacture and market products effectively and successfully and BioMarin's ability to raise additional cash to fund future operations. BioMarin is a development stage company, with its only revenues currently being earned from the sale of its analytic and diagnostic products resulting from the acquisition of Glyko, Inc. and cost reimbursement revenues for services performed from its joint venture with Genzyme for development and commercialization of Aldurazyme(TM).

History of Operating Losses - Uncertainty of Future Profitability

The Company's share of BioMarin's net loss resulted in the Company reporting a net loss for the six-month period ended June 30, 2000 of $6 million. GBL expects to continue to incur losses through 2002 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investments in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations. BioMarin has an accumulated deficit of $62 million at June 30, 2000 and is expected to incur significant losses at least through 2002. Management of BioMarin believes that the proceeds from the convertible note financing and the net proceeds of approximately $70.0 million from the IPO (including underwriters' exercise of over-allotment) and the concurrent Genzyme closing will be sufficient to meet its obligations through mid-2001. Management of GBL believes that at June 30, 2000 there has not been any impairment of its investment in BioMarin.

Item 3:  Quantitative and Qualitative Disclosure about Market Risk

GBL currently holds 11,367,617 shares of BioMarin's common stock representing 32.0% of BioMarin's outstanding common stock. Following the sale of Glyko, Inc. in 1998, these securities represent substantially the only asset of GBL. These securities have been acquired for investment purposes rather than for trading purposes. The value of GBL's common stock may be substantially influenced by to the value of BioMarin's common stock. Following BioMarin's IPO in July 1999, BioMarin's common stock is traded on the NASDAQ and the Swiss Exchange (SWX New Market). There are many risks associated with the listing of these securities on two markets and with BioMarin's business itself. These risks are detailed in the "Risk Factors" section above. GBL is subject to additional risks as its investment portfolio is non-diversified. GBL does not hold substantially any other securities other than the common stock of BioMarin.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                                 None.

Item 2. Changes in Securities.

On May 30, 2000 we issued 12,833 shares of common stock to a European corporation, upon exercise of a warrant previously issued in May of 1995. We received total proceeds of Cn$11,549.70 upon exercise of this warrant. We issued these securities under an exemption provided by Rule 903 of Regulation S under the Securities Act Rules. We made no directed selling efforts of these securities within the United States and we believe there is no Substantial U.S. Market for our common stock as defined in Regulation S.

Item 3. Defaults upon Senior Securities.                                   None.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting, held on June 22, 2000, the Company's shareholders took the following action:

(a) The following directors were nominated to serve until the next
Annual Meeting:
                                          Vote
Director Elected                   For           Against       Withheld
----------------                   ---          -------        --------
John Klock                     5,912,856         Nil             Nil
Joerg Gruber                  14,375,280         Nil             Nil
Johannes Glaus                14,375,280         Nil             Nil
John Kolada                   14,375,280         Nil             Nil
Urs Specker                   14,375,280         Nil             Nil
Jeffrey Trossman              14,375,280         Nil             Nil

(b) Arthur Andersen LLP was appointed as the Company's auditors, by a vote of 20,288,136 shares in favor, no shares against, and no shares withheld.

There were 13,855,479 shares which abstained from all matters presented to the meeting including broker non-votes.

Item 5. Other Information.                                       None.

Item 6. Exhibits and Reports on Form 8-K.

(a) The following documents are filed as part of this report

        See Exhibit Index attached hereto.

(b)  Reports on Form 8K

        No reports were filed on Form 8-K during the three months ended June 30, 2000.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GLYKO BIOMEDICAL LTD.


Dated: August 14, 2000              By:
--------------------------             -----------------------------------------
                                        Erich Sager
                                        President and Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit
Number           Description
---------       -------------------
27.1 Financial Data Schedule (see Financial Data Schedule attached hereto in EDGAR format only)