Form 10-Q
period 2000-09-30
GLYKO BIOMEDICAL LTD
filed 2000-11-09
CIK 908401

United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2000

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,352,823 common shares outstanding as of October 27, 2000.

                              GLYKO BIOMEDICAL LTD.

                                TABLE OF CONTENTS

                                                                            Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

         Balance Sheets........................................................2
         Statements of Operations..............................................3
         Statements of Cash Flows..............................................4
         Notes to Financial Statements.........................................5

         Item 2.   Management's Discussion and Analysis.......................10

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk...14

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................15

         Item 2.  Changes in Securities.......................................15

         Item 3.  Defaults upon Senior Securities.............................15

         Item 4.  Submission of Matters to a Vote of Security Holders.........15

         Item 5.  Other Information...........................................15

         Item 6.  Exhibits and Reports on Form 8-K............................15

SIGNATURE.....................................................................16

PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)


                              GLYKO BIOMEDICAL LTD.
                                 BALANCE SHEETS
                                (In U.S. dollars)

                                                                        September 30,                 December 31,
                                                                            2000                          1999
                                                                   ------------------------      -----------------------
                                                                         (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                $     722,160                $     574,648
    Short-term investments                                                       1,397,217                            -
    Interest receivable                                                              7,407                            -
                                                                   ------------------------      -----------------------
       Total current assets                                                      2,126,784                      574,648
Investment in BioMarin Pharmaceutical Inc.                                      21,990,557                   28,908,447
                                                                   ------------------------      -----------------------
       Total assets                                                          $  24,117,341                $  29,483,095
                                                                   ========================      =======================

Liabilities and Shareholders' Equity
Current liabilities:
    Accrued liabilities                                                      $     526,803                $     365,569
                                                                   ------------------------      -----------------------
       Total current liabilities                                                   526,803                      365,569

Shareholders' equity:
    Common shares, no par value, unlimited shares
       authorized, 34,352,823 and 31,835,322 shares
       issued and outstanding at September  30, 2000
       and December 31, 1999, respectively                                      22,535,096                   20,772,469
    Additional paid in capital                                                  39,402,590                   38,064,481
    Common share warrants and options                                                    -                      146,472
    Note receivable from shareholder                                              (746,637)                    (746,637)
    Accumulated deficit                                                        (37,600,511)                 (29,119,259)
                                                                   ------------------------      -----------------------
       Total shareholders' equity                                               23,590,538                   29,117,526
                                                                   ------------------------      -----------------------
       Total liabilities and shareholders' equity                            $  24,117,341                $  29,483,095
                                                                   ========================      =======================



                          The accompanying notes are an integral part of these statements.

                                                           2

                              GLYKO BIOMEDICAL LTD.
                            STATEMENTS OF OPERATIONS
                          (Unaudited, in U.S. dollars)



                                                      Three months ended September 30,         Nine months ended September 30,
                                                    -------------------------------------    -------------------------------------
                                                         2000                 1999                2000                  1999
                                                    ----------------     ----------------    ----------------      ---------------
Expenses:
     General and administrative                       $     150,500         $     62,481        $    283,371         $    195,483
                                                    ----------------     ----------------    ----------------      ---------------
       Total expenses:                                      150,500               62,481             283,371              195,483
                                                    ----------------     ----------------    ----------------      ---------------

Loss from operations                                       (150,500)             (62,481)           (283,371)            (195,483)
Equity in loss of BioMarin Pharmaceutical Inc.           (2,366,036)          (2,617,831)         (8,238,389)          (7,141,765)
Interest income                                              17,934               30,303              40,508              183,511
                                                    ----------------     ----------------    ----------------      ---------------
Net loss                                              $  (2,498,602)        $ (2,650,009)       $ (8,481,252)        $ (7,153,737)
                                                    ================     ================    ================      ===============
Net loss per common share, basic and diluted          $       (0.07)        $      (0.08)       $      (0.25)        $      (0.23)
                                                    ================     ================    ================      ===============
Weighted average number of shares
     used in computing per share amounts                 34,231,311           31,521,713          33,767,513           30,830,156
                                                    ================     ================    ================      ===============



            The accompanying notes are an integral part of these statements.

                              GLYKO BIOMEDICAL LTD.
                            STATEMENTS OF CASH FLOWS
                          (Unaudited, in U.S. dollars)

                                                                   Nine months ended September 30,
                                                                -----------------------------------
                                                                      2000              1999
                                                                -----------------  ----------------
Cash flows from operating activities:
       Net loss                                                     $ (8,481,252)     $ (7,153,737)
Adjustments to reconcile net loss to net cash
             used in operating activities:
       Equity in the loss of BioMarin Pharmaceutical Inc.              8,238,389         7,141,765
       Interest on note from shareholder                                       -           (24,790)
       Change in assets and liabilities:
             Interest receivable                                          (7,407)
             Accrued liabilities                                         161,234            42,294
                                                                -----------------  ----------------
       Total adjustments                                               8,392,216         7,159,269
                                                                -----------------  ----------------
             Net cash used in operating activities                       (89,036)            5,532

Cash flows from investing activities:
       Investment in BioMarin Pharmaceutical Inc.                              -        (4,419,110)
                                                                -----------------  ----------------
             Net cash used in investing activities                             -        (4,419,110)

Cash flows from financing activities:
       Proceeds from the exercise of stock options and
             common stock warrants                                     1,633,765         2,192,764
       Repayment of note receivable                                            -           100,000
                                                                -----------------  ----------------
             Net cash provided by financing activities                 1,633,765         2,292,764
                                                                -----------------  ----------------
Net increase (decrease) in cash                                        1,544,729        (2,120,814)
Cash and cash equivalents, beginning of period                           574,648         2,567,824
                                                                -----------------  ----------------
Cash and cash equivalents, end of period                             $ 2,119,377         $ 447,010
                                                                =================  ================



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

GBL's percentage ownership of BioMarin's outstanding common stock was 31.0% on September 30, 2000.
                                        5

                              GLYKO BIOMEDICAL LTD.
                          NOTES TO FINANCIAL STATEMENTS

Since its inception, GBL has incurred a cumulative deficit of $37.6 million and the Company expects to continue to incur losses through 2002 due to its share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc. on October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investment in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations, which are of limited scope and cost, for at least two years. BioMarin had an accumulated deficit of $70.1 million at September 30, 2000 and is expected to incur significant losses at least through 2002. Management of BioMarin believes that the proceeds from the convertible notes and the net proceeds of approximately $70.0 million from the initial public offering (including underwriters' exercise of over-allotment) and the concurrent Genzyme closing will be sufficient to meet its obligations at least through 2001. Management of GBL believes that at September 30, 2000 there has not been any impairment of its investment in BioMarin.

The accompanying financial statements should be read in conjunction with the Company's annual report on form 10-KSB for the fiscal year ended December 31, 1999.

2.      Summary of Significant Accounting Policies

The accompanying financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars as essentially all of the Company's operations were located in the United States. For the three and nine month periods ended September 30, 2000 and 1999, the operations of Glyko, Inc. have been consolidated into the operations of BioMarin. The results of operations of BioMarin have been reported in the Company's financial statements for the three and nine month periods ended September 30, 2000 and 1999, based on the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

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

Short-term Investments:
The Company records its investment securities as available-for-sale because the sale of such securities may be required prior to maturity. These securities are recorded at cost, which approximates fair market value. These securities are comprised of A1/P1 rated commercial paper.

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

                              GLYKO BIOMEDICAL LTD.
                          NOTES TO FINANCIAL STATEMENTS

During the three and nine month periods ended September 30, 2000, BioMarin recorded a charge to operations of $504,000 and $1,046,548, respectively, in connection with its purchase of Glyko, Inc. for the amortization of goodwill and other intangible assets, which are being amortized over seven years. In recording its share of BioMarin's loss for this period, GBL excluded its share of the amortization of goodwill and other intangible assets.

As of September 30, 2000, GBL's percentage share of BioMarin's outstanding capital stock was 31.0%. The exercise of BioMarin options or warrants by parties other than GBL will result in a reduction of GBL's ownership percentage and future fundraising efforts of BioMarin, if any, will result in a similar reduction of GBL's ownership percentage. To the extent that the issuance of common stock by BioMarin to third parties at a per share price greater than or less than the per share carrying value of GBL's investment in BioMarin, the resulting gain or loss is reflected as an increase or decrease, respectively, in additional paid in capital in the accompanying balance sheets. Due to the issuance by BioMarin of its common stock upon the exercise of common stock options, GBL recorded an increase to its Investment in BioMarin and Additional Paid-in-Capital accounts of $1,320,500 during the nine month period ended September 30, 2000.

Accrued Liabilities:

During 1994, the Company recorded a charge to operations of $219,811 related to the termination of an agreement with one of its shareholders. This charge was the estimated fair value of 500,000 shares of common stock to be received by the shareholder in settlement of the agreement. The Toronto Stock Exchange has not permitted the issuance of the 500,000 shares because the transaction is not considered arms length. The shareholder was a shareholder in the Company from 1990 until April 1998. At September 30, 2000 the liability of $219,811 is included in accrued liabilities in the accompanying balance sheets.

Net Loss per Share:

Potentially dilutive securities outstanding at September 30, 2000 and 1999, respectively, include options for the purchase of 9,000 and 332,520 shares of common stock and warrants for the purchase of zero and 2.4 million shares of common stock, respectively. These securities were not considered in the computation of dilutive loss per share because their effect would be anti-dilutive for the nine-month periods ended September 30, 2000 and 1999.

Reclassifications:

Certain balances in prior periods have been reclassified to conform with the current period presentation.
                                        7

                              GLYKO BIOMEDICAL LTD.
                          NOTES TO FINANCIAL STATEMENTS

3.     Investment in BioMarin Pharmaceutical Inc.

     Results of the Company's unconsolidated affiliate, BioMarin, a development stage company, are summarized as follows for the nine-month periods ended September, 2000 and 1999 and for the period from March 21, 1997 (inception) to September 30, 2000 (unaudited, in $ thousands): Period from


                                                                                                    March 21, 1997
                                                                   Nine Months Ended               (Inception), to
                                                                     September 30,                  September 30,

                                                          -------------------------------------
                                                                1999               2000                 2000
                                                          -----------------  ------------------  --------------------
  Revenues:
       Revenues - products                                 $    1,018          $        1,749       $          3,288
       Revenues - services                                         81                     177                    374
       Revenues from BioMarin/Genzyme LLC                       3,411                   7,262                 13,399
       Revenues - other                                           151                       -                    293
                                                          -----------------  ------------------  --------------------
            Total revenues                                      4,661                   9,188                 17,354

  Operating Costs and Expenses:
       Cost of products                                           234                     480                    891
       Cost of services                                            99                      59                    220
       Research and development                                18,029                  25,109                 64,731
       Selling, general and administrative                      4,759                   6,517                 17,768
       Carson Street closure                                        -                   4,423                  4,423
                                                          -----------------  ------------------  --------------------
            Total operating costs and expenses                 23,121                  36,588                 88,033


  Loss from operations                                        (18,460)                (27,400)               (70,679)

  Interest income                                               1,177                   2,281                  4,863

  Interest expense                                               (728)                     (6)                  (738)

  Loss from BioMarin/Genzyme LLC                               (1,023)                 (1,845)                (3,565)

                                                          -----------------  ------------------  --------------------
                                                           $  (19,034)         $      (26,970)      $        (70,119)
  Net loss                                                =================  ==================  ====================

       For the periods presented above,  GBL's equity in loss of BioMarin was as follows (in $ thousands):

                                                           $   (7,142)         $      (8,238)       $        (24,538)
                                                          =================  ==================  ====================

In the first quarter of 2000, BioMarin recorded a provision of $4.4 million for the closure of its Carson Street clinical manufacturing facility. The facility was no longer required for the production of Aldurazyme(TM), the initial purpose of the plant, after a decision by the BioMarin/Genzyme LLC (joint venture) to use BioMarin's Galli Drive facility for the manufacture of bulk Aldurazyme both for the confirmatory Phase III trial and for the commercial launch of Aldurazyme(TM). This decision was based in part on U.S. Food and Drug Administration guidance to use an improved production process, which was installed in the Galli facility, for the clinical trial and biologics license application submission and for commercial production. The majority of the technical staff at the Carson Street facility in Torrance, California transferred to the Galli Drive facility in Novato, California. The provision primarily consisted of write-downs of leasehold improvements and equipment located in the Carson Street facility.

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

Overview

Glyko Biomedical Ltd. (GBL or the Company) is a Canadian company that at September 30, 2000 owned 31.0% of the outstanding capital stock of BioMarin Pharmaceutical Inc. (BioMarin). As of October 7, 1998, BioMarin owned 100% of the capital stock of Glyko, Inc. Glyko, Inc. and BioMarin are operating companies based in California. On October 7, 1998, BioMarin acquired Glyko, Inc., in a transaction valued at $14.5 million. As consideration for the acquisition of all of the outstanding shares of Glyko, Inc., BioMarin issued 2,259,039 shares of common stock to the Company, assumed Glyko, Inc.'s employee stock options exercisable for 255,540 shares of BioMarin common stock, and paid $500 in cash. Glyko Biomedical Ltd. consolidated the operations of Glyko, Inc. through October 7, 1998. Subsequent to October 7, 1998, the accounts of Glyko Biomedical Ltd. are presented on a stand-alone basis. In this period the results of operations of Glyko, Inc. have been consolidated into the results of operations of BioMarin. BioMarin's results of operations are recorded by Glyko Biomedical Ltd. using the equity method of accounting. Numerical references in the following discussion are rounded to the nearest thousand.

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

BioMarin is currently developing pharmaceutical products through its own internal operations and through research grants with various universities. BioMarin has completed its initial clinical trial of its lead enzyme replacement product (Aldurazyme(TM)) for Mucopolysaccharidosis (MPS-I), a crippling and fatal disease that afflicts young children. The initial clinical trial was conducted under an Investigational New Drug application (IND) that encompassed ten patients with all levels of severity of MPS-I. In April 1999, BioMarin completed a twelve-month evaluation period for their initial clinical trial of Aldurazyme. Initiated in December 1997, this clinical trial treated ten patients with MPS-I at five medical centers in the United States. BioMarin is treating and monitoring these patients for an additional 12-month follow-up period. BioMarin received orphan drug designation for Aldurazyme in September 1997, allowing BioMarin to market the product exclusively for seven years following FDA approval if it is the first to gain such approval. In collaboration with Genzyme, BioMarin's joint venture partner for the commericalization and marketing of Aldurazyme, BioMarin plans to initiate a Phase III confirmatory clinical trial of Aldurazyme in the fourth quarter of 2000 with the intention to file a Biologics License Application (BLA) with the FDA late in 2001, pending the successful outcome of the Phase III Confirmatory Trial.

In August 2000, BioMarin's Galli Drive manufacturing facility and a smaller clinical manufacturing laboratory in BioMarin's Bel Marin Keys Boulevard facility were both subjected to an extensive inspection by the State of California Food and Drug Branch and were granted licenses to produce clinical product.

BioMarin     has     submitted     an     IND     for     recombinant      human
N-acetylgalactosamine-4-sulfatase also known as arylsulfatase B or rhASB (formerly referred to as BM102) and received FDA acceptance to begin a Phase I/II clinical trial in enzyme replacement therapy for MPS-VI, which was initiated on October 11, 2000. MPS-VI, also known as Maroteaux-Lamy syndrome, is similar in its clinical symptoms to MPS-I. However, MPS-VI does not appear to have the central nervous system involvement and mental retardation characteristics of the most severe form of MPS-I. BioMarin is manufacturing clinical bulk rhASB in the Bel Marin Keys Boulevard facility. RhASB has received fast track and orphan drug designations by the FDA.

BioMarin has successfully conducted preclinical studies of its burn enzyme, BM202, for use in burn debridement and grafting in pigs and mice. BioMarin expects to conduct additional preclinical studies in pigs to establish a starting dose for treatment in human burn patients. If these additional preclinical studies are successful, BioMarin plans to submit an IND for BM202 in the first quarter of 2001. BioMarin focuses on the development of products in four therapeutic areas: genetic diseases, burn and wound care, fungal infections and inflammation (initially psoriasis).

The Company's net loss for the nine-month periods ended September 30, 2000 and 1999 was $8,481,000 and $7,154,000, respectively. The primary component of this loss was the Company's share of the net loss of BioMarin accounted for under the equity method of accounting. GBL expects to continue to incur losses through 2002 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates including Aldurazyme, rhASB and a burn wound enzyme. The BioMarin losses do not have an impact on the cash position of GBL. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. BioMarin has an accumulated deficit of $70.1 million at September 30, 2000 and is expected to incur significant losses at least through 2002. Management of BioMarin believes that the convertible note financing and the net proceeds of approximately $70.0 million from the IPO (including underwriters' over-allotment exercise) and the concurrent Genzyme closing will be sufficient to meet its obligations through 2001. Management of GBL believes that at September 30, 2000 there has not been any impairment of its investment in BioMarin.

Results of Operations

The Quarters Ended September 30, 2000 and 1999

There were no revenues nor cost of revenues for the quarters ended September 30, 2000 and 1999 due to the sale of the Company's operating entity, Glyko, Inc. to BioMarin in October 1998.

There were no research and development expenses for the quarters ended September 30, 2000 and 1999 due to the Company's sale of Glyko, Inc. to BioMarin in October 1998.

General and administrative expense was $150,000 for the quarter ended September 30, 2000, an increase of $88,000 from general and administrative expenses of $62,000 incurred for the quarter ended September 30, 1999. The increase was primarily due to the additional legal expenses in 2000 that did not occur in 1999. General and administrative expense for the quarters ended September 30, 2000 and 1999 represented management fees billed by BioMarin for management, accounting, finance and government reporting, and legal and other outside administrative support expenses.

Equity in loss of BioMarin for the quarter ended September 30, 2000 was $2,366,000 compared to $2,618,000 for the quarter ended September 30, 1999, a decrease of $252,000 resulting from a decrease in ownership percentage of BioMarin by GBL partially offset by an increase in net loss of BioMarin due to BioMarin's increased spending on its product candidates including Aldurazyme, rhASB and BM202.

Interest income earned for the quarters ended September 30, 2000 and 1999 of $18,000 and $30,000, respectively, resulted from earnings on cash invested in short-term interest bearing accounts. The decrease in interest income in the third quarter 2000 compared to the same period in 1999 resulted from lower cash balances available for investment due to the Company's investment in the BioMarin convertible note financing of $4.3 million in April 1999. Interest expense for the quarters ended September 30, 2000 and 1999 was immaterial.

The Nine Months Ended September 30, 2000 and 1999

There were no revenues nor cost of revenues for the nine months ended September 30, 2000 and 1999 due to the sale of the Company's operating entity, Glyko, Inc. to BioMarin in October 1998.

There were no research and development expenses for the nine months ended September 30, 2000 and 1999 due to the Company's sale of Glyko, Inc. to BioMarin in October 1998.

General and administrative expense was $283,000 for the nine-month period ended September 30, 2000 compared to $195,000 in the same period in 1999. The increase was primarily due to an increase in legal fees. General and administrative expense for the nine-month periods ended September 30, 2000 and 1999 represented management fees billed to BioMarin for management, accounting, finance and government reporting, and legal and other outside administrative support expenses.

Equity in loss of BioMarin for the nine months ended September 30, 2000 was $8,238,000 compared to $7,142,000 for the nine months ended September 30, 1999, an increase of $1,096,000 resulting from a decrease in ownership percentage of BioMarin by GBL offset by an increase in net loss of BioMarin due to BioMarin's increased spending on its product candidates including Aldurazyme, rhASB and BM202.

Interest income earned for the nine months ended September 30, 2000 and 1999 of $41,000 and $184,000, respectively, resulted from earnings on cash invested in short-term interest bearing accounts. The decrease in interest income in the first nine months of 2000 compared to the same period in 1999 were the same as described for the third quarter decrease in interest income.

Liquidity and Capital Resources

The Company's cash position increased by $1,545,000 in the first nine months of 2000 to $2,119,000. Net cash proceeds of $1,634,000 relating to, primarily, the issuance of common stock from the exercise of stock warrants and options were partially offset by net cash used in operating activities of $89,000.

Since its inception, the Company has incurred a cumulative deficit of $37.6 million and GBL expects to continue to incur losses through 2002 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investments in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations, which are of limited scope and cost for at least two years. BioMarin has an accumulated deficit of $70.1 million at September 30, 2000 and is expected to incur significant losses at least through 2002. Management of BioMarin believes that the proceeds from the convertible note financing, the net proceeds of approximately $70.0 million from the IPO (including underwriters' exercise of over-allotment) and the concurrent Genzyme closing will be sufficient to meet its obligations through 2001. Management of GBL believes that at September 30, 2000 there has not been any impairment of its investment in BioMarin. See "Risk Factors - Dependence on Investment in BioMarin," "- History of Operating Losses - Uncertainty of Future Profitability."

                                  RISK FACTORS

Dependence on Investment in BioMarin

As of September 30, 2000, GBL's principal asset was its 31.0% ownership of BioMarin's outstanding capital stock. GBL's success is dependent on the successful operations of BioMarin including, but not limited to, BioMarin's ability to receive FDA approval of existing and future pharmaceutical product candidates, BioMarin's ability to retain key personnel, BioMarin's ability to manufacture and market products effectively and successfully and BioMarin's ability to raise additional cash to fund future operations. BioMarin is a development stage company, with its only revenues currently being earned from the sale of its analytic and diagnostic products resulting from the acquisition of Glyko, Inc. and cost reimbursement revenues for services performed from its joint venture with Genzyme for development and commercialization of Aldurazyme.

History of Operating Losses - Uncertainty of Future Profitability

The Company's share of BioMarin's net loss resulted in the Company reporting a net loss for the nine-month period ended September 30, 2000 of $8.5 million. GBL expects to continue to incur losses through 2002 due to its share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc., as of October 7, 1998, GBL has no operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investments in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations. BioMarin has an accumulated deficit of $70.1 million at September 30, 2000 and is expected to incur significant losses at least through 2002. Management of BioMarin believes that the proceeds from the convertible note financing and the net proceeds of approximately $70.0 million from the IPO (including underwriters' exercise of over-allotment) and the concurrent Genzyme closing will be sufficient to meet its obligations through 2001. Management of GBL believes that at September 30, 2000 there has not been any impairment of its investment in BioMarin.

Item 3:  Quantitative and Qualitative Disclosure about Market Risk

GBL currently holds 11,367,617 shares of BioMarin's common stock representing 31.0% of BioMarin's outstanding common stock. Following the sale of Glyko, Inc. in 1998, these securities represent substantially the only asset of GBL. These securities have been acquired for investment purposes rather than for trading purposes. The value of GBL's common stock may be substantially influenced by the value of BioMarin's common stock. Following BioMarin's IPO in July 1999, BioMarin's common stock is traded on the NASDAQ and the Swiss Exchange (SWX New Market). There are many risks associated with the listing of these securities on two markets and with BioMarin's business itself. These risks are detailed in the "Risk Factors" section above. GBL is subject to additional risks as its investment portfolio is non-diversified.

The Company placed $1,397,000 in short-term investments with high credit issuers and by policy limits the amount of credit exposure to any one issuer. As stated in its policy, the Company will seek to improve the safety and likelihood of preservation of its invested fund by limiting default risk and market risk.

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

 Item 3. Defaults upon Senior Securities.                                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.     None.

Item 5.           Other Information.                                       None.

Item 6.           Exhibits and Reports on Form 8-K.

(a)      The following documents are filed as part of this report:

                            See Exhibit Index attached hereto.

                   (b)  Reports on Form 8K

                                  No  reports  were filed on Form 8-K during the
three months ended September 30, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused theis Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GLYKO BIOMEDICAL LTD.


Dated: November 8, 2000                By:  /s/ Erich Sager
-----------------------------------         ---------------------------------
                                            Erich Sager
                                            President, Chief Executive
                                            Officer and Chief Financial
                                            Officer (on behalf of registrant
                                            and as principal financial officer)

                                  EXHIBIT INDEX

Exhibit                                                     Description

Number
-------  -----------------------------------------------------------------------
27.1 Financial Data Schedule (see Financial Data Schedule attached hereto in EDGAR format only)