Form 10-K
period 2000-12-31
GLYKO BIOMEDICAL LTD
filed 2001-03-30
CIK 908401

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

                                                     Or

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to _____________.

                        Commission File Number: 000-21994

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

                  Registrant's telephone number: (415) 884-6700


        Securities registered pursuant to Section 12(b) of the Act: None
                       Securities registered under Section
                               12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     ----

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III to the Form 10-K or any amendment to this Form 10-K. __

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 2001 was US$76,398,850. The number of shares of common stock, no par value, outstanding on March 16, 2001 was 34,352,823.

                              GLYKO BIOMEDICAL LTD.

                                     Part I

      This Form 10-K contains "forward-looking statements" as defined under securities laws. Many of these statements can be identified by the use of terminology such as "believes," "expects," "anticipates," "plans," "may," "will," "projects," "continues," "estimates," "potential," "opportunity" and so on. These forward-looking statements may be found in the "Factors That May Affect Future Results," "Description of Business," and other sections of this Annual Report on Form 10-K.. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in "Factors That Might Affect Future Results," as well as those discussed elsewhere in this Form 10-K. You should carefully consider that information before you make an investment decision.

      You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Form 10-K to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

Item 1.   Description of Business

We filed our Certificate and Articles of Incorporation under the laws of Canada on June 26, 1992. Our registered office is Box 25, Commerce Court West, 199 Bay Street, Toronto, Ontario, Canada M5L 1A9. Our principal executive office is 371 Bel Marin Keys Blvd., #210, Novato, CA 94949. On December 21, 1992, simultaneously with the initial public offering of our common stock and listing on The Toronto Stock Exchange, we acquired 100% of the outstanding shares of Glyko, Inc., a company incorporated under the laws of Delaware. At the time of acquisition, Glyko, Inc. was involved with original scientific research aimed at developing novel analytic and research instrumentation for carbohydrate research and for human medical diagnosis. We were incorporated for the sole purpose of acquiring Glyko, Inc.

On October 25, 1996, we formed BioMarin Pharmaceutical Inc. ("BioMarin"), a corporation incorporated under the laws of Delaware, to develop our pharmaceutical products. BioMarin is currently a developer of enzyme therapies for debilitating, life-threatening, chronic genetic diseases and other diseases and conditions. It is currently focusing its research and development efforts on three potential products, AldurazymeTM , rhASB and Vibriolysin. On October 7, 1998, we sold Glyko, Inc to BioMarin. Glyko, Inc. continues to be a wholly-owned subsidiary of BioMarin producing certain carbohydrate analytical products. As a result of our sale of Glyko, Inc., we have no operating activities or operational employees. Our only significant asset, other than cash, cash equivalents and investments in certain short-term United States government securities, which are less than 9% of our total assets, is our investment in BioMarin.

The registered and principal office of BioMarin is 371 Bel Marin Keys Blvd., #210, Novato, California 94949. BioMarin's common stock is listed on the Nasdaq National Market and the Swiss New Market under the symbol "BMRN". It is a reporting company under the Securities Exchange Act of 1934 and regularly files reports on Form 10-K and 10-Q. Most recently, on March 20, 2001, BioMarin filed its annual report on Form 10-K for the year ended December 31, 2000.

Beginning in October 1997, BioMarin commenced raising capital from third parties and engaging in other transaction which resulted in BioMarin issuing common stock to entities other than us. As a result, our percentage ownership interest in BioMarin has continued to decrease. As of December 31, 1999, our ownership percentage had decreased to 32.6%, and by December 31, 2000, our ownership percentage has further decreased to 31.0%.

As of December 31, 1997, we began recording our share of BioMarin's net loss utilizing the equity method of accounting. While BioMarin has an accumulated deficit of $80.5 million at December 31, 2000 and is expected to incur significant losses during 2001 and into 2002 at a minimum, we do not believe that there has been any impairment of our investment in BioMarin.

Since our inception, we have incurred a cumulative deficit of $40.8 million and we expect to continue to incur losses during 2001 due to our share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates.

Since October 8, 1998, we have agreed to pay BioMarin a monthly management fee for its services to us primarily relating to management, accounting, finance and government reporting. BioMarin had accrued receivables from us relating to these services of $37,500 and $8,800 for the years ended December 31, 1999 and 2000, respectively.

For a more complete description of BioMarin's business, we advise you to review the reports filed by BioMarin with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended December 31, 2000.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

Dependence on Investment in BioMarin

As of December 31, 2000, our principal asset was our 31.0% ownership of BioMarin's outstanding capital stock. Our success is dependent on the successful operations of BioMarin including, but not limited to, BioMarin's ability to receive FDA approval of existing and future pharmaceutical product candidates, BioMarin's ability to retain key personnel, BioMarin's ability to manufacture and market products effectively and successfully and BioMarin's ability to raise additional cash to fund future operations. BioMarin is a development stage company, with its only revenues currently being earned from the sale of its analytic and diagnostic products resulting from the acquisition of Glyko, Inc. and cost reimbursement revenues for services performed from its joint venture with Genzyme for development and commercialization of Aldurazyme.

Lack Of Diversification

Our investment assets are not diversified and therefore the market price for our common stock is directly dependent on the marked price for shares of BioMarin's common stock. Shares of BioMarin's Common Stock have been highly volatile. During the year 2000, the high and low closing prices of BioMarin's common stock on Nasdaq were $38.75 and $7.16, respectively. In order to minimize this risk, we would need to reduce our reliance on our BioMarin shareholding, for example by selling some of our interest in BioMarin. At this time, we do not intend to diversify our holdings due to tax expenses associated with selling our shares of BioMarin's common stock.

History of Operating Losses - Uncertainty of Future Profitability

Since our inception, we have incurred a cumulative deficit of $40.8 million and we expect to continue to incur losses through 2002 due to our share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates. As a result of our sale of Glyko, Inc. on October 7, 1998, we have no operating activities or operational employees and our principal asset is our investment in BioMarin.

Item 2.  Description of Property    None.
         -----------------------

Item 3.  Legal Proceedings          None.
        ------------------

Item 4.  Submission of Matters to a Vote of Security-Holders   None.
         ---------------------------------------------------

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

As of November 1993, our common shares have been listed on the OTC Bulletin Board under the symbol "GLYK". The trading of our common stock on the OTC Bulletin Board has been limited and sporadic. Our common shares have been listed and traded on The Toronto Stock Exchange (TSE) since December 1992 under the symbol "GBL." The following table sets forth the sales prices for our common shares for the periods noted, as reported by TSE. Prices are the closing price on the TSE during the periods indicated.

                                     Prices
                             (In Canadian Dollars)*

         Year    Period                                  High             Low

         1999   First Quarter                            $7.05           $5.90
         1999   Second Quarter                           $6.30           $5.75
         1999   Third Quarter                            $7.80           $5.70
         1999   Fourth Quarter                           $7.70           $5.00
         2000   First Quarter                           $13.55           $5.30
         2000   Second Quarter                           $9.75           $6.80
         2000   Third Quarter                            $9.00           $7.00
         2000   Fourth Quarter                           $7.90           $3.75

*As of December 29, 2000, the Canadian dollar to U.S. dollar exchange rate was $0.665775.

Holders

As of February 29, 2001, there were 120 holders of record of 34,352,823 outstanding common shares.

Dividend Policy

We have not paid any dividends on our common shares in the last two years. We do not anticipate the payment of dividends in the foreseeable future. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements and operating and financial condition.

Item 6.  Selected consolidated financial data

The selected consolidated balance sheet data of Glyko Biomedical Ltd. as of December 31, 1996, 1997, 1998, 1999 and 2000 and the consolidated statements of operations data for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 are presented below. These financial statements have been audited by Arthur Andersen LLP, independent public accountants.

The selected financial data set forth below contain only a portion of GBL's financial statement information and should be read in conjunction with the Consolidated Financial Statements of Glyko Biomedical Ltd. and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


GBL's Consolidated                                             Year Ended December 31,
Statements of Operations:               --------------------------------------------------------------------
                                           2000            1999          1998         1997           1996
                                        ----------   -----------   -------------   -----------    -----------
Revenues                                $       -    $        -    $ 1,159,916     $ 2,036,634    $ 1,330,635
Operating costs and expenses:
Cost of products and services                   -             -        284,860         482,770        509,248
Research and development                        -             -        679,783         605,803      1,014,966
Selling, general and administrative        388,373       199,302       690,950         562,888      1,425,484
Other                                           -             -       (165,880)             -              -
                                        ----------     ----------  -------------   -----------    -----------
   Total costs and expenses                388,373       199,302     1,489,713       1,651,461      2,949,698
                                        ----------     ----------  -------------   -----------    -----------
Profit (loss) from operations             (388,373)     (199,302)     (329,797)        385,173     (1,619,063)
Equity in loss of BioMarin
   Pharmaceutical Inc.                 (11,312,285)   (9,999,581)   (3,803,058)     (2,452,422)            -
Interest income                             65,317       159,352        42,822          12,610         18,367
Other income (loss)                             -             -             -           (1,219)        24,837
                                      ------------    ------------  ------------    ----------    -----------
Net Loss                              $(11,635,341)   $(10,039,531) $(4,090,033)    (2,055,858)    (1,575,859)
                                      ============    ============  ============    ==========    ===========
Net loss per common share, basic
   and diluted                        $      (0.34)   $      (0.32) $     (0.17)    $    (0.10)   $     (0.10)
                                      =============   ============  ===========     ==========    ===========
Weighted average common
    shares outstanding                  33,915,043      31,065,575   23,873,798     20,536,058     16,058,994
                                      =============   ============  ===========     ==========     ==========

                                                                        As of December 31,
                                            -------------------------------------------------------------------
GBL's Consolidated Balance Sheet Data:          2000           1999          1998         1997          1996
                                            ------------   -----------   -----------   ----------   -----------
Cash, cash equivalents
  and short-term investments                 $ 1,805,350   $   574,648   $ 2,567,824   $  528,280   $   210,992
Total current assets                           1,835,226       574,648     2,667,854      780,412       461,645
Total assets                                  20,855,731    29,483,095    10,342,583    3,927,518       571,890
Total shareholders' equity (deficit)          20,540,293    29,117,526     9,931,444    3,129,314      (296,875)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion of the financial condition and results of operations should be read in conjunction with our financial statements and their notes appearing elsewhere in this document.

Overview

As a result of our sale of Glyko, Inc. to BioMarin, as of October 7, 1998, we have no operating activities and our principal asset is our investment in BioMarin. At this time, we have no plans to commence any operating activities or to diversify our assets. We are a Canadian holding company that at December 31, 2000 owned 31.0% of the capital stock of BioMarin Pharmaceutical Inc. We record BioMarin's results of operations using the equity method of accounting. Numerical references in the following discussion are rounded to the nearest thousand.

Our net loss for the years ended 2000, 1999 and 1998 was $11.6 million, $10.0 million and $4.1 million, respectively. The primary component of this loss was our share of the net loss of BioMarin accounted for under the equity method of accounting. We expect to continue to incur losses through 2002 due to our share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. The BioMarin losses do not have an impact on our cash position. While BioMarin has an accumulated deficit of $80.5 million at December 31, 2000 and is expected to incur significant losses through 2002, we do not believe that there has been any impairment of our investment in BioMarin.

Results of Operations

Years Ended December 31, 2000 and 1999

Our general and administrative expenses were $388,000 for 2000, an increase of $189,000 from the general and administrative expenses of $199,000 incurred in 1999. The increase was primarily due to the additional legal expenses associated with the annual shareholder meeting and additional Board travel expenses in connection with the election of a new slate of Board members in June 2000. General and administrative expense includes legal fees, Board expenses, management fees billed by BioMarin for management, accounting, finance and government reporting, and other outside administrative support expenses.

Our equity in loss of BioMarin for 2000 was $11.3 million compared to $10.0 million for 1999, an increase of $1.3 million. The increase was due to the increased net loss of BioMarin resulting from BioMarin's increased spending on its product candidates including Aldurazyme, rhASB and Vibriolysin.

Our interest income earned in 2000 and 1999 of $65,000 and $159,000, respectively, resulted from earnings on cash invested in short term interest bearing accounts and, in 1999, includes interest earned on our convertible note from BioMarin until its conversion on July 23, 1999, and a note from stockholder. The decrease in interest income in 2000 resulted from lower cash balances available for investment due to an additional investment in BioMarin of $4.4 million in April 1999.

Years Ended December 31, 1999 and 1998

Our principal operations were the operations of Glyko, Inc. through October 7, 1998. For the year ended December 31, 1998, the operations of Glyko are only included for the nine month and seven day period from January 1, 1998 through October 7, 1998. For the period October 8, 1998 through December 31, 1998 and for the year ended December 31, 1999, the operations of Glyko, Inc. are reflected in the accompanying financial statements through the Company's equity in the loss of BioMarin.

We had no revenues for 1999 due to our sale of the operating entity, Glyko, Inc. Revenues for 1998 were $1.2 million and consisted of sales of products of $750,000, sales of services of $115,000 and other revenues of $295,000. Sales of products and services consisted of sales of chemical analysis kits and imaging systems, and fees for custom analytic services.

We had no costs of sales for 1999 due to our sale of Glyko, Inc. Costs of sales of products and services were 33% of revenues from sales of products and services for 1998.

We had no research and development expenses for 1999 due to our sale of Glyko, Inc. Research and development expenses for 1998 were $680,000 representing research expenses for the development of future products, including diagnostic software, new enzymes and improvements on the imaging system.

Selling, general and administrative expense was $199,000 for 1999, a decrease of $492,000 from the selling, general and administrative expense of $691,000 incurred in 1998. The decrease is due to our sale of Glyko, Inc. and the subsequent reduction in administrative requirements. Selling, general and administrative expense for 1999 represented management fees billed by BioMarin for management, accounting, finance and government reporting, expenses related to our special meeting and annual meeting on March 10, 1999 and June 24, 1999, respectively, and legal and other outside administrative support expenses.

Other operating expenses for 1998 of $166,000 represent our gain on the settlement of a claim at an amount less than we had provided for, which occurred in the second quarter of 1998.

Equity in loss of BioMarin for 1999 was $10 million compared to $3.8 million for 1998, an increase of $6.2 million. The increase was due to the increased net loss of BioMarin.

Interest income earned in 1999 and 1998 of $159,000 and $43,000, respectively, resulted from earnings on cash invested in short term interest bearing accounts and, in 1999, includes interest earned on our convertible note from BioMarin until its conversion on July 23, 1999, and a note from stockholder. The increase in interest income in 1999 resulted from higher cash balances available for investment due to the exercise of stock options and warrants in the last three quarters of 1998 and the first three quarters of 1999 and due to the loan by the Company to a shareholder and the investment in a convertible note from BioMarin. Interest expense for 1999 and 1998 was immaterial.

Liquidity and Capital Resources

Our cash position increased by $1.2 million in 2000 to $1.8 million relating to, primarily, the issuance of common shares from the exercise of common share options and common share warrants offset by net cash used in operating activities of $403,000.

Since our inception, we have incurred a cumulative deficit of $40.8 million and we expect to continue to incur losses through 2002 due to our share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates. As a result of our sale of Glyko, Inc. on October 7, 1998, we have no operating activities or operational employees. Since October 8, 1998, we have agreed to pay BioMarin a monthly management fee for its services to us primarily relating to management, accounting, finance and government reporting. BioMarin had accrued receivables from us relating to these of $37,500 and $8,800 for the years ended December 31, 1999 and 2000, respectively. Accordingly, without further investment in other companies or technologies, we believe that we have sufficient cash to sustain planned operations for the foreseeable future. See "Factors That May Effect Future Results- Dependence on Investment in BioMarin," "-History of Operating Losses - Uncertainty of Future Profitability."

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.
          ---------------------------------------------------------

As of December 31, 2000 we held 11,367,617 shares of BioMarin's common stock representing 31.0% of BioMarin's outstanding common stock. These securities represent substantially our only asset. These securities have been acquired for investment purposes rather than for trading purposes. The value of our common stock may be substantially influenced by the value of BioMarin's common stock. Following BioMarin's initial public offering (IPO) in July 1999, BioMarin's common stock is traded on the NASDAQ and the Swiss Exchange (SWX New Market). There are many risks associated with the listing of these securities on two markets and with BioMarin's business itself. We are subject to additional risks as its investment portfolio is non-diversified and there are no plans in the foreseeable future to diversify our investment portfolio.

In September 2000, we placed $1,397,000 in short-term United States Treasury securities. Our policy is to continue to own only United States Treasury securities.

Item 8. Financial Statements.

The information required to be filed in this item appears on pages 18 to 45 and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons.

Directors and Executive Officers

Our directors and executive officers are as follows:



                                                                     Year Joined
Name                    Age     Position                               Company

Erich Sager              43     President and Chief Executive Officer     2000
Joerg Gruber             40     Chairman and Director                     2000
John A. Kolada (1)       36     Secretary and Director                    2000
Jeffrey C. Trossman (1)  40     Director                                  2000
Johannes M. Glaus (1)    48     Director                                  2000
Urs Specker              47     Director                                  2000

(1)      Member of Audit Committee

All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among our officers and directors.

Erich Sager has served as our President and Chief Executive Officer since June 2000. Since September 1996, Mr. Sager has served as the Chairman of LaMont Asset Management SA, a private investment management firm. From April 1994 to August 1996, Mr. Sager served as Senior Vice President, Head of Private Banking for Dresdner Bank (Switzerland) Ltd. From September 1991 to March 1994, Mr. Sager served as Vice President, Private Banking-Head German Desk for Deutsche Bank (Switzerland) Ltd. From 1981 to 1989, Mr. Sager held various positions at a number of banks in Switzerland. Mr. Sager serves as a director of BioMarin Pharmaceutical Inc., BioNebraska, Inc., Comptec Industries Ltd., Dentalview, Inc., LaMont Asset Management, SA, and Sermont Asset Management, SA. Mr. Sager
received a Business Degree from the School of Economics and Business Administration in Zurich, Switzerland. Mr. Sager has been a director of BioMarin Pharmaceutical Inc. since November of 1997.

Joerg Gruber has served as our Chairman and one of our directors since June 2000 and is Chairman of Clubb Capital Limited and Clubb BioCapital Limited, London, England. He was co-founder of Clubb Capital in 1995 and founded Clubb BioCapital in 1999 which specializes in raising financing for biotechnology and pharmaceutical companies. Clubb Capital has acted as agent to GBL and to BioMarin in raising substantial amounts of equity capital on a private placement basis. Before joining Clubb Capital, Mr. Gruber was an independent venture consultant for five years. Prior to that, he had responsibility for fixed income sales, first with Goldman Sachs and later with Shearson Lehman. Mr. Gruber started his career with Union Bank of Switzerland where, over a nine-year period, he moved from its management-training program to responsibility for Swiss equity sales to a number of European countries. Mr. Gruber is also a director of Galenica Pharmaceuticals, Inc.

John A. Kolada has served as our Secretary and one of our directors since June 2000. Mr. Kolada has been a partner in Blake, Cassels & Graydon LLP since 1996 and a solicitor with that firm since 1992, specializing in the areas of corporate finance, mergers and acquisitions and other corporate and commercial matters with extensive experience in advising on transactions involving participants in the biotechnology and pharmaceutical industries. He was based in the London, England office of Blake, Cassels & Graydon LLP from 1996 to July 2000, at which time he returned to the firm's Toronto office.

Jeffrey C. Trossman has served as one of our directors since June 2000. Mr. Trossman has been a partner in Blake, Cassels & Graydon LLP since 1997 and a solicitor with that firm since 1991 whose practice focuses on all aspects of income tax planning, including corporate re-organizations, corporate financing transactions, international taxation and the taxation of mutual funds and other investment vehicles. He has acted for a wide variety of public and private companies and is based in the firm's head office in Toronto.

Johannes M. Glaus has served as one of our directors since June 2000 and has been a partner in the Zurich law firm Wyler Lustenberger Glaus since 1999. Mr. Glaus was a partner in the Zurich law firm Rinderknecht Glaus & Stadelhofer from 1988 to 1998 and prior to that time he was a solicitor with the Zurich law firm Pestalozzi Gmuer & Patry and the U.S. law firm O'Melveny & Myers, based in New York. Mr. Glaus has been admitted to the Bars of Zurich and New York. He also serves on the board of a number of companies based in Switzerland and elsewhere including SMS Securities, a licensed Swiss securities dealer.

Urs Specker has served as one of our directors since June 2000 and has served as Chief Executive Officer of Ansbacher (Switzerland) Limited since 1991. Ansbacher (Switzerland) Limited is a member of the Henry Ansbacher Group, a well-established private specialist banking organization. Prior to that he worked with a Paribas Group company where he became Managing Director in 1989. From October 1982 to December 1986, Mr. Specker was with BBC AG Brow, Boveri & Cie (now ABB), undertaking assignments both in sales of large turnkey projects and as a management consultant. Prior to that he worked with another Swiss industrial group with assignments in Geneva and Birmingham, England. Mr. Specker serves on the board of several other companies.

INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

Meetings Of The Board And Its Committees

The Board of Directors manages the business of the company. It establishes overall policies and standards for the company and reviews the performance of management. In addition, the Board has established an Audit Committee whose functions are briefly described below. The Board has not established a
Nominating Committee. In June 2000, the Board decided to assume the responsibilities of the Compensation Committee for making determinations regarding salaries, bonuses and other compensation and making decisions with respect to awards, including but not limited to stock option grants to our directors and officers. The directors are kept informed of our operations at meetings of the Board and its committees through reports and analyses from, and discussions with, management.

During the fiscal year ended December 31, 2000, the Board of Directors met on seven (7) occasions and took action by Unanimous Written Consent on two (2) occasions.

Audit Committee

The Audit Committee provides oversight of (a) our financial reporting processes, system of internal controls and audit process and (b) our independent auditors. The Audit Committee also recommends to the Board of Directors the appointment of the independent certified public accountants. As of December 31, 2000, the members of the Audit Committee are Mr. Kolada, Mr. Trossman and Mr. Glaus. In April 2000, the Audit Committee, consisting of Mr. Anderson and Mr. Williams, met once.

Compensation Of Directors

On February 2, 2000, each director of the company as of January 1, 2000, was granted an option to purchase 5,000 common shares at an exercise price of Cdn.$5.70 in lieu of monetary compensation for services rendered in their capacity as directors. Five of the six directors were replaced by a new Board. The five former directors' stock options expired on September 20, 2000 and were 50% vested on the date of their termination from the Board. All five directors exercised all of their options prior to expiration. The one director re-elected to the Board resigned from the Board on November 1, 2000, at which time his 2000 option grant was 75% vested.

On January 26, 2001, each director and officer of the company as of December 31, 2000, was granted an option to purchase 2,500 common shares at an exercise price of Cdn.$4.50, in lieu of monetary compensation, for services rendered in their capacity as directors/officers for the second half of 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, as well as persons who own ten percent or more of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common shares. Officers, directors and ten percent or more shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, during the fiscal year ended December 31, 2000, all officers, directors, and ten percent shareholders complied with all Section 16(a) filing requirements.

Item 11.  Executive Compensation.

Executive Compensation

We are required by the SEC to disclose compensation paid by the us during the last three fiscal years to (a) our Chief Executive Officer; (b) our four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of Fiscal 2000; and (c) up to two additional individuals for whom such disclosure would have been provided under clause (a) and (b) above but for the fact that the individual was not serving as an executive officer at the end of Fiscal 2000; provided, however, that no disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

Our officers receive no cash compensation. No executive officer received total compensation, including salary, bonus, or other compensation, in excess of $100,000 during the year ended December 31, 2000. Accordingly, the following table discloses compensation paid by us during the last three fiscal years to
(a) Mr. Erich Sager, our Chief Executive Officer beginning in June 2000; and (b) Dr. John C. Klock, our Chief Executive Officer until June 2000. We refer to all of these officers as the "Named Executive Officers."

                           Summary Compensation Table

                                                                                      Long-term
                                                                                     Compensation
                                                                                    -----------------
                                                  Annual Compensation                  Number of
                                          -------------------------------------     Shares Underlying
                                                                    Other Annual       Options            All Other
Name and Principal Position       Year    Salary($)   Bonus($)    Compensation($)    Granted(#)(1)       Compensation
---------------------------       ----    --------    --------    --------------    -----------------    ------------
Erich Sager (2)                   2000        -          -             -                 2,500                 -
President, Chief Executive        1999        -          -             -                  -                    -
Officer and Chief                 1998        -          -             -                  -                    -
Financial
Officer

John C. Klock, M.D. (3)           2000        -          -             -                5,000                  -
Former President and former       1999        -          -             -                4,000                  -
Chief Executive Officer           1998     18,750        -             -               11,290                  -



     (1) All dollar values are stated in Canadian dollars. As of December 29, 2000, the Canadian dollar to U.S. dollar exchange rate was $0.665775.

     (2) Mr. Sager was appointed President and Chief Executive Officer in June 2000 following the election of directors at the annual meeting of shareholders.

     (3) Dr. Klock had served as our President and Chief Executive Officer and a Director since December of 1992. Dr. Klock was replaced by Mr. Sager but was re-elected as a Director. Dr. Klock resigned as a Director in November 2000. Salary for 1998 represents the portion of salary paid by Glyko, Inc. when Glyko, Inc. was our wholly-owned subsidiary. In October 1998, BioMarin purchased Glyko, Inc. from us. The 1998 options issued to Dr. Klock were assumed by BioMarin as part of its purchase of Glyko, Inc.

STOCK OPTIONS

Stock Option Plan

We have a stock option plan (the "Plan") under which our Board of Directors may grant options to purchase shares of our common shares to our directors, officers, consultants and key employees. Options granted under the Plan may either be "incentive stock options" under Section 422 of the United States Internal Revenue Code, or non-statutory options. The Plan is administered by the Board of Directors. Options granted under the Plan will have an exercise price which will not be less than the closing price of our common shares on The Toronto Stock Exchange (the "TSE") on the trading day immediately prior to the date of grant or the average of the bid and ask prices if no sales were reported on the TSE on such trading day. Options will be exercisable over a number of years specified at the time of the grant which cannot exceed ten years. The aggregate number of common shares subject to options granted under the Plan cannot exceed three million common shares without shareholder approval and no one optionee is entitled to hold options exceeding five percent of the common stock outstanding. Also, the maximum number of shares which may be reserved for issuance under the Plan may not exceed 10 percent of the common shares outstanding without shareholder approval.

Incentive stock options granted under the Plan terminate within 90 days of the termination of an optionee's employment. Non-statutory options granted under the Plan terminate within a period of time following the termination of the optionee's employment, consulting or officer or director relationship which is determined by the Board of Directors. Options also terminate within 12 months of the death or total and permanent disability of the optionee. Options granted under the Plan are not transferable. As of March 16, 2001 45,000 options (net of exercised options) had been approved by the Board of Directors.

Options  will  only  be  granted  in  compliance  with   applicable   securities
legislation, and the Plan will be operated in conformity with the requirements of the TSE.

Fiscal 2000 Option Grants

The following table shows stock option grants to the Named Executive Officers during Fiscal 2000.

                                                    OPTION / SAR GRANTS IN LAST FISCAL YEAR

                                Number of     Percent of
                               Securities   Total Options    Exercise        Option         Potential Realizable Value at
                               Underlying    Granted to     Price Per         Term          Assumed Annual Rates of Stock
                                Options       Employees       Share        Expiration       Price Appreciation for Option
                                Granted      in 2000 (1)      ($) (2)           Date                 Term ($) (3)
                                --------    -------------    -------       -----------      --------------------------------
                                                                                                  5%                10%
                                                                                            ------------       -------------
Erich Sager                       2,500             6%          4.50         1/25/05             3,108              6,868
John C. Klock, M.D. (4)           5,000            11%          5.70         1/30/01                -                  -


     (1) Based on options granted in January 2000 to former Board plus options granted in January 2001 for new Board for their services since June 2000.

     (2) All dollar values are stated in Canadian dollars. As of December 29, 2000, the Canadian dollar to U.S. dollar exchange rate was $0.665775.

     (3) We are required by the SEC to use 5% and 10% assumed rate of appreciation over the option term. This does not represent our estimate or projection of the future common stock price. If the common stock does not appreciate, the Named Executive Officers will receive no benefit from the options.

     (4) Dr. Klock's options expired on January 30, 2001. He did not exercise these options. As of December 29, 2000, the trading price of our common stock was $1.65 below the exercise price of Klock's options.

Option Exercises/Fiscal Year End Value. The following table shows stock option exercises and the value of unexercised stock options held by the Named Executive Officers during Fiscal 2000.

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                        YEAR AND FY-END OPTION/SAR VALUES

                Shares     Value
               Acquired   Realized                Unexer-                Unexer-
Name          on Exercise  (Cdn.$)   Exercisable  sizable  Exercisable   cisable
------------- ----------- --------   -----------  -------  -----------  --------
Erich Sager       -            -           -        2,500        -           -
John Klock, MD    -            -         7,750      1,250        -           -



     (1) Represents the positive difference between the closing price of our common shares on Friday, December 29, 2000 (the last stock trading day of the Fiscal Year) of Cdn$4.05 per share and the exercise price of the options.

     (2) All dollar values are stated in Canadian dollars. As of December 29, 2000, the Canadian dollar to U.S. dollar exchange rate was $0.665775.

Employment Contracts And Termination Of Employment And Change Of Control Arrangements

None of the Named Executive Officers are a party to an employment agreement with us.

PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on our common shares for the last five fiscal years with the cumulative total return on
(a) the Toronto Stock Exchange 300 Composite Index and (b) the Nasdaq Pharmaceutical Index.

                    COMPARISON OF CUMULATIVE TOTAL RETURN (1)

                                [OBJECT OMITTED]

                        12/31/95  12/31/96  12/31/97 12/31/98  12/31/99 12/31/00
                        --------  --------  -------- --------  -------- --------
The Company               100        62       192      1,038    1,500     623
TSE 300                   100       126       142        138      179     190
Nasdaq Pharmaceutical
    Index                 100       104       104        132      248     308


     (1) The graph assumes that the value of the investment in the common shares and in each index was $100 at December 31, 1995. Does not give effect to fluctuations in the currency exchange rate between the U.S. and Canadian dollar.

The comparisons in this table are required by the SEC and, therefore, are not intended to forecast or be indicative of possible future performance of our common shares.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table lists certain information regarding beneficial ownership of our common shares as of March 16, 2001, by (i) those persons who own more than 5% of our common shares, (ii) our Chief Executive Officer, (iii) each of our directors, and (iv) the total amount of common shares held by our officers and directors as a group.


Name and Address of Beneficial Owner              Number of Shares Held     Percent of Class
------------------------------------------------ ---------------------- ----------------------
New York Life Insurance Company                              3,686,900          10.7%
51 Madison Avenue
New York, NY  10010
------------------------------------------------ ---------------------- -----------------------
Gwynn R. Williams                                            2,981,488           8.7%
c/o Life Science Research Ltd.
3rd Floor Salisbury House
15 Victoria Street
Douglas, Isle of Man
British Isles, UK
------------------------------------------------ ---------------------- -----------------------
Erich Sager                                                 305,500(1)            *
c/o LaMont Asset Management
Baarerstrasse 57
P.O. box 4639
6304 Zug, Switzerland
------------------------------------------------ ---------------------- -----------------------
Joerg Gruber                                                143,441(2)            *
c/o Clubb Capital Ltd.
17 Waterloo Place, 4th floor
London, SW1Y 4AR
UK
------------------------------------------------ ---------------------- -----------------------
John A. Kolada, Esq.                                          5,000(3)            *
c/o Blake, Cassels & Graydon LLP
Box 25, Commerce Court West
199 Bay Street
Toronto, Ontario
Canada M5L 1A9
------------------------------------------------ ---------------------- -----------------------
Jeffrey C. Trossman                                          5,000 (3)            *
c/o Blake, Cassels & Graydon LLP
Box 25, Commerce Court West
199 Bay Street
Toronto, Ontario
Canada M5L 1A9
------------------------------------------------ ---------------------- -----------------------
Urs Specker                                                 15,000 (3)            *
c/o Ansbacher (Switzerland), Limited
PO Box 2071, Muhlebachstasse 54
CH-8032
Zurich, Switzerland

------------------------------------------------ ---------------------- -----------------------
Johannes M. Glaus                                            55,000(3)            *
c/o Wyler Lustenberger Glaus
Sempacherstrasse 15
CH-8032
Zurich, Switzerland
------------------------------------------------ ---------------------- -----------------------
All Officers and Directors                                     528,941           1.5%
================================================ ====================== =======================

* Less than 1%
     (1) Includes 300,500 common shares held by LaMont Asset Management, of which Mr. Sager is an affiliate. Mr. Sager disclaims beneficial ownership of the shares held by LaMont except to the extent of his pecuniary interest. Includes 5,000 common shares issuable upon exercise of options within 60 days of March 16, 2001.

     (2) Includes 138,441 common shares held by Clubb Capital Ltd., of which Mr. Gruber is an affiliate. Mr. Gruber disclaims beneficial ownership of the shares held by Clubb except to the extent of his pecuniary interest. Includes 5,000 common shares issuable upon exercise of options within 60 days of March 16, 2001.

     (3) Includes 5,000 common shares issuable upon exercise of options within 60 days of March 16, 2001.

Item 13.  Certain Relationships and Related Transactions

From June 2000 to December 2000, we paid legal fees to Blake, Cassels and Graydon LLP in which two of our new directors, Mr. Kolada and Mr. Trossman, are partners. In 2000, we paid $118,000 to Blake, Cassels and Graydon LLP, mostly in reimbursement of its fees incurred in representing dissident shareholders in connection with our annual meeting.

In August 2000, we renewed our management agreement with BioMarin. BioMarin provides accounting and related financial reporting services to us in exchange for a management fee of $7,700 per month.

Item 14.  Exhibits, List and Reports on Form 8-K

(a) Documents are filed as exhibits to this report as enumerated in the Index to Exhibits hereto, Part IV Item I.

(b)      Reports on Form 8-K

         No reports were filed on Form 8-K during the quarter ended December 31, 2000.

                                     Part IV

Item 1.           Index to Exhibits

   Exhibit
   Number    Description
   -----  ------------------------------------------------------------
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

   10.1 Glyko Biomedical Share Option Plan - 1994 (filed as exhibit 10.1 to Form 10-QSB dated June 30, 1994 and incorporated herein by reference).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GLYKO BIOMEDICAL LTD.
Dated: March 30, 2001                     By:  \s\  Erich Sager
----------------------------------------       ---------------------------------
                                                Erich Sager
                                                President, Director and Chief
                                                Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Erich Sager, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to the Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                          Title                                             Date
\s\ Erich Sager                                                                                  March 30, 2001
-----------------------------------                                                              -------------------
Erich Sager                         President, Chief Executive Officer, Director
                                     and Chief Accounting Officer

\s\ Joerg Gruber                                                                                 March 30, 2001
-----------------------------------                                                              -------------------
Joerg Gruber                        Director and Chairman

\s\ John A. Kolada                                                                               March 30, 2001
-----------------------------------                                                              -------------------
John A. Kolada                      Secretary and Director

\s\ Jeffrey C. Trossman                                                                          March 30, 2001
-----------------------------------                                                              -------------------
Jeffrey C. Trossman                 Director

\s\ Urs Specker                                                                                  March 30, 2001
-----------------------------------                                                              -------------------
Urs Specker                         Director

\s\ Johannes M. Glaus                                                                            March 30, 2001
-----------------------------------                                                              -------------------
Johannes M. Glaus                   Director


                          Index to Financial Statements

  Glyko Biomedical Ltd.'s Financial Statements
        Report of Independent Public Accountants                        17
        Balance Sheets                                                  18
        Statements of Operations                                        19
        Statements of Shareholders' Equity                              20
        Statements of Cash Flows                                        21
        Notes to Financial Statements                                   22

  BioMarin Pharmaceutical Inc.'s Consolidated Financial Statements
        Report of Independent Public Accountants                        27
        Consolidated Balance Sheets                                     28
        Consolidated Statements of Operations                           29
        Consolidated Statements of Stockholders' Equity              30-32
        Consolidated Statements of Cash Flows                           33
        Notes to Consolidated Financial Statements                      34

                    Report of Independent Public Accountants

To the Shareholders of Glyko Biomedical Ltd.:


We have audited the accompanying balance sheets of Glyko Biomedical Ltd. (a Canadian company) as of December 31, 2000 and 1999 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glyko Biomedical Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

                                                    /s/ ARTHUR ANDERSEN LLP

San Francisco California
February 20, 2001

                              Glyko Biomedical Ltd.

                 Balance Sheets as of December 31, 2000 and 1999

                                (In U.S. dollars)

                                            December 31,
                                   ----------------------------
                                       2000            1999
Assets                             -----------      -----------
Current assets:
  Cash and cash equivalents        $   408,133      $   574,648
  Short-term investments             1,397,217               -
  Interest receivable                   29,876               -
                                   -----------      -----------
     Total current assets            1,835,226          574,648

Investment in BioMarin
  Pharmaceutical Inc.               19,020,505       28,908,447
                                   -----------      -----------
     Total assets                  $20,855,731      $29,483,095
                                   ===========      ===========

Liabilities and Shareholders'
Equity Current liabilities:
Accrued liabilities               $   315,438       $   365,569
                                  -----------       -----------
  Total current liabilities           315,438           365,569

Shareholders' equity:
 Common shares,  no par value,
 unlimited  shares  authorized,
 34,352,823 and 31,835,322
 shares issued and outstanding
 at December 31, 2000
 and December 31, 1999,
 respectively                      22,535,096        20,772,469

Additional paid in capital         39,561,634        38,064,481
Common share warrants and options       2,934           149,406
Note receivable from shareholder     (804,771)         (749,571)
Accumulated deficit               (40,754,600)      (29,119,259)
                                 -------------     -------------
  Total shareholders' equity       20,540,293        29,117,526
                                 -------------     -------------
  Total liabilities and
    shareholders' equity          $20,855,731       $29,483,095
                                 ============      =============

The accompanying notes are an integral part of these statements.

                              Glyko Biomedical Ltd.

  Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998
                                (In U.S. dollars)

                                               Year Ended December 31,
                                ------------------------------------------------
                                     2000          1999                 1998
                                -------------   ------------       -------------
Revenues:
 Sales of products                        -              -             750,145
 Sales of services                        -              -             115,019
 Other revenues                           -              -             294,752
                                -------------   ------------       -------------
      Total revenues                      -              -           1,159,916

Expenses:
 Cost of products                         -              -             231,423
 Cost of services                         -              -              53,437
 Research and development                 -              -             679,783
 General and administrative          388,373        199,302            690,950
 Other                                    -              -            (165,880)
                                -------------   ------------       -------------
      Total expenses                 388,373        199,302          1,489,713
                                -------------   ------------       -------------
Loss from operations                (388,373)      (199,302)          (329,797)

Equity in loss of
  BioMarin Pharmaceutical Inc.   (11,312,285)    (9,999,581)        (3,803,058)
Interest income                       65,317        159,352             42,822
                                -------------   ------------       -------------
Net loss                        $(11,635,341)  $(10,039,531)       $(4,090,033)
                                =============  =============       =============
Net loss per common share,
  basic and diluted             $      (0.34)  $      (0.32)       $     (0.17)
                                =============  =============       =============
Weighted average number of
  shares used in computing
  per share amounts               33,915,043     31,065,575         23,873,798
                                =============  ==============      =============











































The accompanying notes are an integral part of these statements.

                                                                     Glyko Biomedical Ltd.

                                      Statement of Shareholders' Equity for the Year Ended December 31, 2000

                                                                        (In U.S. dollars)


                                        Common Shares         Additional   Common               Note
                                    ------------------------    Paid in     Share     Def.    Receivable    Accum.
                                      Shares       Amount       Capital    Warrants   Comp.   from Shrld.   Deficit       Total
                                    ----------   -----------  ----------   --------  --------   --------  ------------  ------------
Balance at December 31, 1997        21,573,044   $13,154,224  $4,068,564   $929,585  $(33,364)  $     -   $(14,989,695) $ 3,129,314
Net loss                                    -              -          -           -         -         -     (4,090,033)  (4,090,033)
Exercise of stock options            1,467,516     1,469,081          -           -         -         -              -    1,469,081
Exercise of stock warrants           4,825,643     3,269,122          -    (382,300)        -         -              -    2,886,822
Issuance of note receivable
  to shareholder                             -            -           -           -         -   (721,971)            -     (721,971)
Issuance of stock pursuant
  to licensing contract                100,000        70,740          -           -         -         -              -       70,740
Issuance of stock pursuant
  to a consulting agreement             54,031            -           -           -         -         -              -            -
Amortization of deferred compensation        -            -           -           -    33,364         -              -       33,364
Additional paid in capital resulting
  from the sale of common stock by
  BioMarin Pharmaceutical, Inc.              -            -    7,154,127          -         -         -              -    7,154,127
                                     ----------   ----------- -----------   --------  --------   --------  ------------  -----------
Balance at December 31, 1998         28,020,234   $17,963,167  $11,222,691  $547,285  $     -   $(721,971) $(19,079,728) $9,931,444
Net loss                                     -             -          -           -         -         -     (10,039,531)(10,039,531)
Exercise of stock options               280,560       161,633         -           -         -         -              -      161,633
Exercise of stock warrants            3,534,528     2,647,669         -     (397,879)       -         -              -    2,249,790
Reclassification of interest on note
  receivable from shareholder                  -           -        27,600        -         -     (27,600)           -           -
Additional paid in capital resulting
  from the sale of common stock
  by BioMarin Pharmaceutical Inc.              -           -    26,814,190        -         -         -              -   26,814,190
                                     ----------   -----------  ----------   --------  --------   --------  ------------ ------------
Balance at December 31, 1999         31,835,322  $20,772,469  $38,064,481   $149,406  $    -   $(749,571) $(29,119,259) $29,117,526
Net loss                                      -           -           -          -         -         -     (11,635,341) (11,635,341)
Exercise of common share options        299,500     269,092           -          -         -         -            -         269,092
Exercise of common share warrants     2,218,001   1,493,535        17,609   (146,472)      -         -            -       1,364,672
Interest accrued on note rec-
  eivable from shareholder                    -          -         55,200        -         -     (55,200)         -              -
Additional paid-in capital
  from the sale of common stock
  by BioMarin Pharmaceutical Inc.             -          -      1,424,344        -         -         -            -       1,424,344
                                     ----------   -----------  ----------   --------  --------  ---------  ------------  -----------
Balance at December 31, 2000         34,352,823   $22,535,096  $39,561,634  $  2,934  $     -   $(804,771) $(40,754,600) $20,540,293
                                      ==========   =========== ==========   ========  ========  =========  ============  ===========































The accompanying notes are an integral part of these statements.

                              Glyko Biomedical Ltd.

  Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998
                                (In U.S. dollars)

                                                               Year Ended December 31,
                                                 -----------------------------------------------
                                                    2000              1999              1998
                                                 -------------     -------------    ------------
Cash flows from operating activities:
       Net loss                                  $(11,635,341)     $(10,039,531)    $(4,090,033)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
      Equity in the loss of BioMarin
        Pharmaceutical Inc.                        11,312,285         9,999,581       3,803,058
      Amortization of deferred compensation                -                 -           33,364
      Change in assets and liabilities:
           Interest receivable                        (29,876)               -               -
           Other current assets                            -                 -           (9,710)
           Accrued liabilities                        (50,131)           15,461          27,556
                                                  -------------     -------------    ------------
      Total adjustments                            11,232,278        10,015,042       3,854,268
                                                  -------------     -------------    ------------
           Net cash used in operating activities     (403,063)          (24,489)       (235,765)

Cash flows from investing activities:
      Investment in BioMarin Pharmaceutical Inc.            -        (4,419,110)     (1,000,002)
      Deconsolidation of Glyko, Inc. assets                 -                 -        (267,347)
      Settlement of amounts due from Glyko, Inc.            -                 -       1,212,278
      Purchase of short-term investments           (1,397,217)                -              -

           Net cash used in investing activities   (1,397,217)       (4,419,110)        (55,071)

Cash flows from financing activities:
      Proceeds from the exercise of common
        share options and common
        share warrants                              1,633,765         2,350,423       2,359,640
      Net proceeds from the issuance
        of common stock pursuant to a
        technology and license agreement                   -                  -          70,740
      Notes receivable                                     -            100,000        (100,000)
                                                  ------------      -------------    ------------
        Net cash provided by
             financing activities                   1,633,765         2,450,423       2,330,380
                                                  -------------     -------------    ------------
Net decrease in cash and cash equivalents            (166,515)       (1,993,176)      2,039,544
Cash and cash equivalents, beginning of year          574,648         2,567,824         528,280
                                                   -------------     -------------   ------------
Cash and cash equivalents, end of year             $  408,133         $ 574,648      $2,567,824
                                                   =============      ============   ============
























The accompanying notes are an integral part of these statements.

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      The Company and Description of the Business

Glyko Biomedical Ltd. (the Company or GBL) is a Canadian company which was established in 1992 to acquire all of the outstanding capital stock of Glyko, Inc., a Delaware corporation. Since its inception in October 1990, Glyko, Inc. engaged in research and development of new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. Glyko, Inc. developed a line of analytic instrumentation laboratory products that include an imaging system, analysis software and chemical analysis kits.

In October 1996, GBL formed BioMarin Pharmaceutical Inc. (BioMarin), a Delaware corporation in the development stage, to develop the Company's pharmaceutical products. BioMarin began business on March 21, 1997 (inception) and subsequently issued 1.5 million shares of common stock to GBL for $1.5 million. As consideration for a certain license agreement dated June 1997, BioMarin issued GBL 7 million shares of BioMarin common stock. Beginning in October 1997, BioMarin raised capital from third parties. As of December 31, 1997, the Company began recording its share of BioMarin's net loss utilizing the equity method of accounting. On June 30, 1998, GBL made an additional $1 million investment in BioMarin.

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

BioMarin completed its initial public offering (IPO) of 4.5 million shares of common stock at $13 per share on July 23, 1999, raising net proceeds of approximately $51.8 million. In a private placement concurrent with the IPO, Genzyme invested in BioMarin $10 million at the IPO price (769,230 shares of common stock). In addition, the $26 million of convertible notes sold by BioMarin on April 13, 1999, plus accrued interest, were converted into 2,672,020 shares of common stock at $10 per share. GBL's $4.3 million convertible note from BioMarin plus accrued interest was converted into 441,911 shares of BioMarin common stock. The exercise of the underwriters' over-allotment option in August 1999 raised additional net proceeds of $8.1 million at the IPO price (675,000 shares of common stock). As a result of the IPO, concurrent with the conversion of the note from GBL and the exercise of BioMarin stock options and warrants by third parties, GBL's ownership of BioMarin's outstanding common stock on December 31, 2000, was 31.0%.

Since its inception, GBL has incurred a cumulative deficit of $40.8 million and the Company expects to continue to incur losses through 2002 from its share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates. As a result of GBL's sale of Glyko, Inc. on October 7, 1998, GBL has limited operating activities and its principal asset is its investment in BioMarin. Accordingly, without further investment in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations for the foreseeable future. While BioMarin has an accumulated deficit of $80.5 million at December 31, 2000 and is expected to incur significant losses through 2002, management of GBL does not believe that there has been any impairment of its investment in BioMarin.

2.      Summary of Significant Accounting Policies

The accompanying financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars. The financial statements include the accounts and operations of the Company and Glyko, Inc for the period from January 1, 1998 through October 7, 1998, the date of the sale of Glyko, Inc. The results of operations of BioMarin have been reported in the Company's financial statements for the years ended December 31, 2000 and 1999, based on the equity method of accounting. Subsequent to October 7, 1998, the results of operations of Glyko, Inc. have been consolidated into the results of operations of BioMarin.

Use of Estimates:

The  preparation  of the  Company's  financial  statements  in  conformity  with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents:

Cash and cash equivalents consist of amounts held with banks and short-term investments with original maturities of less than three months when purchased.

Short-term Investments:

Short-term investments are considered to be held to maturity and consist of A1/P1 grade commercial paper. These investments are recorded at cost at December 31, 2000, which approximates fair market value.

Sale of Glyko, Inc. and Investment in BioMarin Pharmaceutical Inc.:

BioMarin acquired Glyko, Inc. from GBL through the exchange of BioMarin stock for Glyko, Inc. stock and accounted for the acquisition based upon the fair market value of the BioMarin stock issued. In consolidating Glyko, Inc., BioMarin recorded intangible assets, including goodwill, to the extent that the fair market value of the stock issued exceeded the fair market value of the tangible assets of Glyko, Inc. acquired. However, as GBL exchanged one investment for another, it recorded the stock of BioMarin received at the historical cost basis of its investment in Glyko, Inc. GBL accounts for its investment in BioMarin using the equity method of accounting. However, GBL does not record its share of the losses recorded by BioMarin related to the amortization of intangible assets recorded on acquisition of Glyko, Inc. For the years ended December 31, 1999 and 2000, BioMarin recoded a charge to operations for the amortization of goodwill and other intangible assets of $1.1 million and $1.6 million, respectively.

In addition, to the extent that the issuance of stock by BioMarin to third parties results in a change in the Company's ownership interest in the net assets of BioMarin, the Company reflects this change in its paid-in capital and its investment in BioMarin. At December 31, 2000 and 1999, the Company recorded an increase to its additional paid in capital by $1.4 million and $7.2 million, respectively, as a result of the sale of common stock by BioMarin.

Foreign Exchange:

As all of the Company's operations are located in the United States, the Company has adopted the U.S. dollar as its functional currency. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation", any assets and liabilities denominated in foreign currency, have been translated into U.S. dollars at the current rate of exchange existing at year end and revenues and expenses are translated at the average monthly exchange rates. Transaction gains and losses included in the consolidated statements of operations are not material.

Net Loss per Share:

Potentially dilutive securities outstanding at December 31, 2000, 1999 and 1998, respectively, include options for the purchase of 7,750, 291,000 and 548,290 shares of common stock and warrants for the purchase of zero, 2.2 million and
5.8 million shares of common stock. These securities were not considered in the computation of diluted loss per share because their effect would be anti-dilutive for the years ended December 31, 2000, 1999 and 1998.

3.      New Accounting Standards

During the year ended December 31, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company concluded that it has only one operating segment.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which is effective for fiscal years beginning after June 15, 1999 does not have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 as required in the first quarter of 2000 and such adoption has no material effect on the Company's results of operations and financial position.

4.     Income Taxes

In connection with the sale of Glyko,  Inc., the U.S.  federal and state net tax
operating  loss   carryforwards  and  the  related  valuation   allowances  were
consolidated into the financial statements of BioMarin.

At December 31, 2000, the Company has net operating loss carryforwards for Canadian income tax purposes of approximately $1.8 million, which begin to expire in 2000 A valuation allowance is placed on the net deferred tax assets to reduce them to an assumed net realizable value of zero.

5.        Note Receivable

In November 1998, GBL loaned $712,261 to an officer of the Company to exercise expiring stock options. The loan is secured by the stock and is a full recourse note.

6.        Stock Option Plan

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

Had compensation cost for the Plan been determined consistent with FASB Statement No. 123, the Company's net loss would have been increased to the following pro forma amounts:

                                              2000                  1999
                                              ----                  ----
Net loss              As reported         $(11,635,341)        $(10,039,531)
                      Pro forma
                                          (11,829,182)          (10,324,435)

Net loss per          As reported            $(0.34)              $(0.32)
  common              Pro forma              $(0.35)              $(0.33)
share

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively: risk-free weighted average interest rates of 5.8% and 4.6%; expected dividend yield of zero percent; expected life of 1 year and 4 years for the Plans' options; expected volatility of 193% and 26%.

Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company's Plan at December 31, 2000 and 1999 and changes during the years then ended is presented in the table and narrative below:


                                              2000                             1999
                                 -------------------------------- -------------------------------
                                     Shares        Wtd. Avg. ex        Shares       Wtd. Avg. ex
                                                     price (1)                        price (1)
                                 ---------------- ---------------- ---------------- --------------
Outstanding beginning
   of year                               291,000     Cdn.$1.24             548,290    Cdn.$0.85
Granted                                   30,000     Cdn.$5.70              24,000    Cdn.$6.00
Exercised                              (299,500)     Cdn.$1.37           (280,560)    Cdn.$1.14
Canceled                                (13,750)     Cdn.$5.70               (730)    Cdn.$1.14
                                 ----------------                  ----------------
Outstanding at end of
    Year                                   7,750     Cdn.$5.85             291,000    Cdn.$1.24
                                 ----------------                  ----------------
Exercisable at end of year                 7,750                           291,000
Weighted average fair
    value of options granted           Cdn.$8.08                         Cdn.$2.24

            (1) The US$ equivalent of Canadian $1.00 at December 31, 2000 was approximately $0.665775.

There are 894,574 options available for grant under the plan at December 31, 2000. The average remaining contractual life of the options outstanding at December 31, 2000 is 3.5 years.

7.     Related Party Transactions

From June 2000 to December 2000, we paid legal fees to Blake, Cassels and Graydon LLP in which two of our new directors, Mr. Kolada and Mr. Trossman are partners. In 2000, we paid $117,811 to Blake, Cassels and Graydon LLP, mostly in reimbursement of its fees incurred in representing dissident shareholders in connection with our annual meeting.

Since October 8, 1998, GBL has agreed to pay BioMarin a monthly management fee for its services to GBL primarily relating to management, accounting, finance and government reporting. GBL had accrued payables to BioMarin relating to these services of $8,765 and $37,500 for the years ended December 31, 2000 and 1999, respectively.

8.   Quarterly Financial Data (unaudited)

The Company's quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors including, but not limited to, our share of BioMarin's net losses, which could fluctuate due to the completion of development projects and variations in levels of production and our ownership share of BioMarin due to BioMarin's sale of common stock in the future.

The Company's common shares have been traded on the Toronto Stock Exchange since 1992. There were 120 common shareholders of record at December 31, 2000. No dividends were paid for the years ended December 31, 2000 and 1999.

                                                                  Quarter Ended
                                        ---------------------------------------------------------------
2000                                       March 31,        June 30,      September 30,    December 31,
                                        ------------     -----------     -------------    ------------
Total revenue                           $        -       $        -       $        -       $        -
Loss from operations                        (52,605)          80,266)        (150,500)        (105,002)
Net loss                                 (3,736,387)      (2,246,263)      (2,498,602)      (3,154,089)
Net loss per share, basic and diluted   $     (0.11)     $      (.07)     $     (0.07)     $     (0.09)
Common share price per share:
  High                                  $     13.55      $      9.75      $      9.00      $      7.90
  Low                                   $      5.30      $      6.80      $      7.00      $      3.75
----------------------------------------------------------------------------------------------------------

                                                                  Quarter Ended
                                        --------------------------------------------------------------
1999                                       March 31,        June 30,      September 30,    December 31,
                                        ------------     -----------     -------------    ------------
Total revenue                           $        -       $        -       $        -       $        -
Loss from operations                        (66,914)         (66,088)         (62,481)          (3,818)
Net loss                                 (1,744,705)      (2,759,023)      (2,650,009)      (2,885,793)
Net loss per share, basic and diluted   $     (0.06)     $     (0.09)     $     (0.08)     $     (0.09)
Common share price per share:
  High                                  $      7.05      $      6.30      $      7.80      $      7.70
  Low                                   $      5.90      $      5.75      $      5.70      $      5.00
----------------------------------------------------------------------------------------------------------

  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
BioMarin Pharmaceutical Inc.:

We have audited the accompanying consolidated balance sheets of BioMarin Pharmaceutical Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1998, 1999 and 2000 and the period from March 21, 1997 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioMarin Pharmaceutical Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for the years ended December 31, 1998, 1999 and 2000 and the period from March 21, 1997 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                         /s/ ARTHUR ANDERSEN LLP


San Francisco, California,
February 20, 2001

                              BioMarin Pharmaceutical Inc. and Subsidiaries
                                     (a development-stage company)

                       Consolidated Balance Sheets as of December 31, 1999 and 2000

                           (In thousands, except for share and per share data)

                                                                          December 31,

                                                             ----------------------------------------
                                                                     1999                2000
                                                             ----------------------------------------
      Assets
      Current assets:
       Cash and cash equivalents                              $    23,413          $   16,530
       Short-term investments                                      39,573              23,671
       Accounts receivable, net                                     1,186               1,135
       Due from BioMarin/Genzyme LLC                                1,280               1,799
        Inventories                                                   676                 436
        Prepaid expenses                                              294                 970
                                                             ----------------------------------------
         Total current assets                                      66,422              44,541
      Property and equipment, net                                  25,093              20,715
      Goodwill and other intangible assets, net                    11,462               9,862
      Investment in BioMarin/Genzyme LLC                              421               1,482
      Deposits                                                        151                 333
                                                             ----------------------------------------
        Total assets                                          $   103,549          $   76,933
                                                             ========================================

      Liabilities and Stockholders' Equity
      Current liabilities:
       Accounts payable                                       $     3,095          $    4,747
       Accrued liabilities                                          1,966               2,109
        Short-term portion of notes payable                            26                  27
                                                             ----------------------------------------
        Total current liabilities                                   5,087               6,883
      Long-term liabilities:
        Long term portion of notes payable                             85                  56
                                                             ----------------------------------------
        Total liabilities                                           5,172               6,939
                                                             ----------------------------------------
      Stockholders' equity:
       Common stock, $0.001 par value: 75,000,000 shares
          authorized, 34,832,578 and 36,921,966 shares
          issued and outstanding at December 31, 1999
          and 2000, respectively                                       35                  37

       Additional paid-in capital                                 146,592             153,940
        Warrants                                                      128                  -
       Deferred compensation                                       (2,591)             (1,530)
       Notes receivable from stockholders                          (2,638)             (1,940)
       Deficit accumulated during the development stage           (43,149)            (80,513)
                                                             ----------------------------------------
        Total stockholders' equity                                 98,377              69,994
                                                             ----------------------------------------
        Total liabilities and stockholders' equity            $   103,549          $   76,933
                                                             ========================================

The accompanying notes are an integral part of these statements.

                              BioMarin Pharmaceutical Inc. and Subsidiaries
                                    (a development-stage company)

                                Consolidated Statements of Operations for
                        the Years Ended December 31, 1998, 1999 and 2000 and for
                     the Period from March 21, 1997 (inception) to December 31, 2000

                                (In thousands, except for per share data)



                                                                                                  Period from
                                                                                                 March 21, 1997
                                                                December 31,                    (inception) to
                                                     ------------------------------------------   December 31,
                                                         1998          1999          2000           2000
                                                     ----------------------------------------------------------
Revenues:

     Product sales                                    $    138    $    1,401     $    2,345      $    3,884
     Service revenue                                       112            85            250             447
     BioMarin/Genzyme LLC                                  837         5,300          9,731          15,868
     Other revenues                                        103           190             -              293
                                                     ----------------------------------------------------------
           Total revenues                                1,190         6,976         12,326          20,492


Operating costs and expenses:

     Cost of products                                       49           362            635           1,046
     Cost of services                                       59           102             84             245
     Research and development                           10,502        27,206         35,794          75,416
     Selling, general and administrative                 3,532         6,805          8,814          20,065
     Carson Street closure                                  -             -           4,423           4,423
                                                     ----------------------------------------------------------
           Total operating costs and expenses           14,142        34,475        49,750          101,195
                                                     ----------------------------------------------------------
           Loss from operations                        (12,952)      (27,499)      (37,424)         (80,703)




Interest income                                            685         1,832         2,979            5,561
Interest expense                                            -           (732)           (7)            (739)
Equity in loss of BioMarin/Genzyme LLC                     (47)       (1,673)       (2,912)          (4,632)
                                                     -----------------------------------------------------------
           Net loss                                   $(12,314)   $  (28,072)    $ (37,364)      $  (80,513)
                                                     ==========================================================
Net loss per share, basic and diluted                 $  (0.55)   $    (0.94)    $   (1.04)      $    (3.21)
                                                     ==========================================================
Weighted average common shares outstanding              22,488        29,944        35,859           25,057
                                                     ==========================================================

The accompanying notes are an integral part of these statements.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development stage company)

       Consolidated Statements of Changes in Stockholders' Equity for the
                  Years ended December 31, 1998, 1999 and 2000

                      (In thousands, except per share data)



                                                                                                                 Deficit
                                                                                                    Notes       Accumulated
                                                              Additional                           Receivable    During       Total
                                             Common Stock      Paid-in      Warrants     Deferred    from      Development     SH's
                                           Shares   Amount     Capital   Shares   Amount   Comp.  Stockholders    Stage      Equity
                                           ------   ------     -------   ------   ------  ------  ------------  -------     --------
Balance, January 1, 1998                   20,567     $ 21    $ 12,549     802    $ 128   $ (217)   $(2,338)    $(2,763)    $ 7,380
 Issuance of common stock on June 30,
  1998, for cash, $6.00 per share (net of
  issuance costs of $263 including the is-
  suance of 31 shares of common stock,
  $6.00 per share, for brokerage services)... 599        1       3,327      --       --       --         --           --      3,328

 Issuance of common stock on July 14,
  1998,for cash, $6.00 per share (net of
  issuance costs of $387, including the is-
  suance of 65 shares of common stock,
  $6.00 per share, for brokerage services)..1,385        1       7,924      --       --       --         --           --      7,925

 Issuance of common stock on August 3,
  1998, for cash, $6.00 per share (net
  of issuance costs of $12, including the is-
  suance of 2 shares of common stock,
  $6.00 per share, for brokerage
  services)................................    31       --         176      --       --       --         --           --        176

 Issuance of common stock to Genzyme Cor-
  poration on September 4, 1998, for
  cash, $6.00 per share.................... 1,333        1       7,999      --       --       --         --           --      8,000

 Issuance of common stock to Glyko
  Biomedical, Ltd. for the purchase of
  Glyko, Inc. on October 7, 1998, for
  common shares, $6.00 per share and
  the assumption of options of Glyko,
  Inc. employees (see Note 1)...            2,259        2      14,859      --       --       --         --           --     14,861
 Exercise of common stock options.......        2       --           2      --       --       --         --           --          2
 Interest on notes receivable...........       --       --          --      --       --       --       (150)          --       (150)
 Deferred compensation on stock options.       --       --       3,222      --       --   (3,222)        --           --         --
 Amortization of deferred compensation.        --       --          --      --       --      186         --           --        186
Net loss...............................        --       --          --      --       --       --         --      (12,314)   (12,314)
                                           ------   ------     -------   ------   ------  ------  ------------  -------     --------
Balance, December 31, 1998...............   26,176    $ 26      $50,058    802    $ 128   $(3,253)   $(2,488)   $(15,077)   $29,394
                                           ======   ======    =========  ======  ======   =========  =========  =========   ========

                                   The  accompanying  notes are an integral part of these statements.


                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development stage company)

       Consolidated Statements of Changes in Stockholders' Equity for the
                  Years ended December 31, 1998, 1999 and 2000

                      (In thousands, except per share data)



                                                                                                                 Deficit
                                                                                                    Notes       Accumulated
                                                              Additional                           Receivable    During       Total
                                             Common Stock      Paid-in      Warrants     Deferred    from      Development     SH's
                                           Shares   Amount     Capital   Shares   Amount   Comp.  Stockholders    Stage      Equity
                                           ------   ------     -------   ------   ------  ------  ------------  -------     --------

Balance, January 1, 1999...............    26,176     $ 26     $ 50,058    802    $ 128   $(3,253)   $(2,488)   $(15,077)  $ 29,394
 Issuance of common  stock on July 23,
  1999, in an initial  public  offering
  (IPO) for cash at $13.00 per share
  (net of issuance costs of $7) ........    4,500        4       51,805     --       --        --         --          --     51,809

 Issuance of common stock on July 23,
  1999 to Genzyme Corporation in a
  private placement concurrent with the
  IPO for cash at $13.00 per share.....       769        1        9,999     --       --        --         --          --     10,000

 Issuance  of  common  stock  on July  23,
  1999  concurrent  with the IPO upon con-
  version of promissory  notes plus accrued
  interest of $720 at $10.00 pershare
  (net of issuance costs of $1).......      2,672        3       25,612     --       --        --         --          --     25,615

 Issuance of common  stock on August  3,
  1999 and  August  25,  1999 from the over-
  allotment exercise by underwriters at
  $13.00 per share (net of issuance costs
  of $1)........................              675        1        8,141     --       --        --         --          --      8,142

 Exercise of common stock options.......       40       --          148     --       --        --         --          --        148

 Interest on notes receivable from
  stockholders..........................       --       --          150     --       --        --       (150)         --         --

 Deferred compensation related to stock
  options..............................        --       --          679     --       --      (679)        --          --         --
 Amortization of deferred compensation.        --       --           --     --       --     1,341         --          --      1,341
 Net loss...............................       --       --           --     --       --        --         --     (28,072)   (28,072)
                                           ------   ------     -------   ------   ------  ------  ------------  -------     --------
Balance, December 31, 1999..............   34,832     $ 35     $146,592    802    $ 128   $(2,591)   $(2,638)   $(43,149)   $ 98,377
                                           ======   ======    =========  ======  ======   =========  =========  =========   ========
                                   The  accompanying  notes are an integral part of these statements.


                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development stage company)

       Consolidated Statements of Changes in Stockholders' Equity for the
                  Years ended December 31, 1998, 1999 and 2000

                      (In thousands, except per share data)


                                                                                                               Deficit
                                                                                                    Notes       Accumulated
                                                              Additional                           Receivable    During       Total
                                             Common Stock      Paid-in      Warrants     Deferred    from      Development     SH's
                                           Shares   Amount     Capital   Shares   Amount   Comp.  Stockholders    Stage      Equity
                                           ------   ------     -------   ------   ------  ------  ------------  -------     --------
Balance at December 31, 1999               34,832    $35       $146,592   802     $128    $(2,591)  $ (2,638)   $(43,149)   $98,377
 Issuance of common stock on April 30,
  2000 pursuant to the Employee Stock
  Purchase Plan at $11.05 per share...         18       -            199     -       -          -          -           -        199

 Issuance of common stock on October 31,
  2000 pursuant to the Employee Stock
  Purchase Plan at $11.05 per share....        10       -            115     -       -          -           -           -       115

 Exercise of common stock options.......    1,301       1          5,674     -       -          -           -           -     5,675

 Exercise of common stock warrants......      802       1            929  (802)   (128)         -           -           -       802

 Common stock surrendered by stockholders
  for payment of principal and interest...    (41)      -          (170)     -       -          -         170           -         -

 Repayment of notes from stockholders......     -       -             -      -       -          -         804           -       804

 Interest on notes receivable..............     -       -           276      -       -          -        (276)          -         -

 Amortization of deferred compensation.....     -       -             -      -       -          1,386       -           -     1,386

 Deferred compensation related to stock and
  option issuances, net of terminations...      -       -           325      -       -           (325)     -            -        -

Net loss.................................       -       -             -      -       -              -      -      (37,364)  (37,364)
                                            ------   ------    --------   ------  ------   --------   ---------  ---------  --------
Balance at December 31, 2000                36,922   $ 37      $153,940      -     $ -     $(1,530)   $(1,940)   $(80,513)  $69,994
                                            ======   ======    =========  ======  ======   =========  =========  =========  ========
                                                    The accompanying notes are an integral part of these statements.

                                     BioMarin Pharmaceutical Inc. and Subsidiaries
                                              (a development-stage company)

                                          Consolidated Statements of Cash Flows
                                 the Years Ended December 31, 1998, 1999 and 2000 and for

                             the Period from March 21, 1997 (inception) to December 31, 2000

                                                      (In thousands)



                                                                                                        Period from March 21,
                                                                        December 31,                    1997 (inception) to
                                                         --------------------------------------------    December 31,
                                                              1998           1999          2000              2000
                                                         ------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                $  (12,314)    $ (28,072)     $  (37,364)       $   (80,513)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                                  308         4,074           4,347              8,734
  Amortization of deferred compensation                         185         1,341           1,386              2,912
  Amortization of goodwill                                      271         1,143           1,600              3,014
  Compensation in the form of common stock
   and common stock options                                      -             -               -                  18


  Loss from BioMarin/Genzyme LLC                                 47         6,973          12,635             19,655
  Write-off of in-process technology                          2,625            -               -               2,625
  Carson Street closure                                          -             -            3,791              3,791
 Changes in operating assets and liabilities:
  Accounts receivable, net                                    (148)          (899)             51               (996)
  Due from Glyko Biomedical, Ltd.                              (34)           (25)             -                (138)
  Due from BioMarin/Genzyme LLC                               (419)          (861)           (519)            (1,799)
  Inventories                                                  (72)            (5)            240                163
  Prepaid expenses                                            (137)           383            (676)              (969)
  Deposits                                                     (79)           (72)           (182)              (333)
  Accounts payable                                           1,172          1,754           1,652              4,746
  Accrued liabilities                                          597          1,326             143              2,109
  Due to Glyko, Inc.                                           (61)            -               -                  -
                                                         ------------------------------------------------------------------
  Net cash used in operating activities                    (8,059)        (12,940)        (12,896)           (36,981)
                                                         ------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of property and equipment                        (6,385)        (22,944)         (3,760)           (33,239)
 Purchase of Biochemical Research Reagent
 Division of Oxford Glycosciences                              -           (1,500)             -              (1,500)
 Investment in BioMarin/Genzyme LLC                          (732)         (6,709)        (13,696)           (21,137)
 (Purchase) sale of short-term investments                 (1,075)        (37,597)         15,902            (23,671)
                                                         ------------------------------------------------------------------
 Net cash used in investing activities                     (8,192)        (68,750)         (1,554)           (79,547)
                                                         ------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from note payable                                    134              -               -                 134
 Proceeds from issuance of convertible notes
 payable                                                       -           25,615              -              25,615
 Proceeds from exercise of common
 stock options and warrants                                    -              148           6,477              6,625
 Repayment of equipment loan                                   -              (24)            (28)               (52)
 Repayment of notes from stockholders                          -               -              804                804
 Issuance of commons stock for ESPP                            -               -              314                314
 Proceeds from sale of common stock, net of
 issuance costs                                            19,692          69,951              -              98,926
 Other                                                       (150)             -               -                 692
                                                         ------------------------------------------------------------------
 Net cash provided by financing activities                 19,676          95,690           7,567            133,058
                                                         ------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents       3,425          14,000          (6,883)            16,530
Cash and cash equivalents:
 Beginning of period                                        5,988           9,413          23,413                 -
                                                         ------------------------------------------------------------------
 End of period                                            $ 9,413       $  23,413      $   16,530        $   16,530
                                                         ==================================================================

The accompanying notes are an integral part of these statements.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                   Notes to Consolidated Financial Statements

1.   NATURE OF OPERATIONS AND BUSINESS RISKS:


BioMarin Pharmaceutical Inc. (the Company) is a biopharmaceutical company specializing in the development of enzyme therapies for debilitating life-threatening chronic genetic diseases and other diseases and conditions. Since inception, the Company has devoted substantially all of its efforts to research and development activities, including preclinical studies and clinical trials, the establishment of laboratory, clinical and commercial scale manufacturing facilities, clinical manufacturing, and related administrative activities.

The Company was incorporated on October 25, 1996 in the state of Delaware and first began business on March 21, 1997 (inception) as a wholly-owned subsidiary of Glyko Biomedical Ltd. (GBL). Subsequently, BioMarin has issued stock to outside investors in a series of transactions, resulting in GBL's ownership of BioMarin's outstanding common stock being reduced to 31 percent at December 31, 2000.

On October 7, 1998, the Company acquired Glyko, Inc., a wholly-owned subsidiary of GBL, in a transaction valued at $14.5 million. The transaction was accounted for as a purchase and resulted in Glyko, Inc. becoming a wholly-owned subsidiary of the Company. Glyko, Inc. provides products and services that perform sophisticated carbohydrate analysis for research institutions and commercial laboratories.

Through December 31, 2000, the Company had accumulated losses during its development stage of approximately $80.5 million. Based on current plans, management expects to incur further losses at least through 2002. Management believes that the Company's cash and cash equivalents and short-term investment balances at December 31, 2000 will be sufficient to meet the Company's obligations at least through 2001.

Business Risks - The Company is exposed to the following risks:

o There can be no assurance that the Company's research and development efforts will be successfully completed or that its product candidates will be shown to be safe and effective.

o There can be no assurance that its product candidates will be approved for marketing by the U.S. Food and Drug Administration (FDA) or any equivalent foreign government agency or that its product candidates will be successfully commercialized or achieve any significant degree of market acceptance.

o Certain of the Company's products and product candidates rely on proprietary technology and patents owned by certain universities and other institutions and licensed to BioMarin. These universities also provide research and development services. Cessation of relationships with these universities could significantly affect the Company's future operations.

o In order to grow significantly, the Company must expand its efforts to develop new products in pharmaceutical applications. The Company will also need to enhance manufacturing capabilities, to develop marketing capabilities, and/or enter into collaborative arrangements with third parties having the capacity for such manufacturing or marketing.

o There can be no assurance that any of the Company's current or future product candidates will be successfully developed, prove to be effective in clinical trials, receive required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, gain reasonable reimbursement levels, or be successfully marketed.

In addition, the Company is subject to a number of risks, including the need for additional financing, dependence on key personnel, small patient population, patent protection, significant competition from larger organizations, dependence on corporate partners and collaborators, and expected restrictions on reimbursement, as well as other changes in the healthcare industry.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include determination of progress to date of research and development projects in-process, the amortization period of goodwill and other intangibles, and asset impairment reserves related to certain leasehold improvements and equipment.

Cash and Cash Equivalents--For the consolidated statements of cash flows, the Company treats liquid investments with original maturities of less than three months as cash and cash equivalents.

Short-Term Investments--The Company records its investments as held-to-maturity. These investments are recorded at cost at December 31, 2000, which approximates fair market value. These securities are comprised mainly of Federal Agency investments, including Freddie Macs and Federal Home Loans, and bank certificates of deposit.

Inventories--Inventories consist of analytic kits and instrument-based systems held for sale. Inventories are stated at the lower of cost (first-in, first-out method) or estimated market value. All inventories at December 31, 1999 and 2000 belonged to Glyko, Inc.

Investment in BioMarin/Genzyme LLC and Related Revenue--Under the terms of the Company's joint venture agreement with Genzyme (the Agreement - see notes 7 and 8), the Company and Genzyme have each agreed to provide 50 percent of the funding for the joint venture. All research and development, sales and marketing, and other activities performed by Genzyme and the Company on behalf of the joint venture are billed to the joint venture at cost. Any profits or losses of the joint venture are shared equally by the two parties. Losses of the joint venture ($1.7 million, $14.0 million, $25.3 million and $41.0 million for the years ended December 31, 1998, 1999 and 2000 and for the period March 21, 1997 (inception) through December 31, 2000, respectively) are allocated in proportion to the funding provided by each joint venture partner. BioMarin provided $22.0 million in funding to the joint venture through 2000.

During the years ended December 31, 1999 and 2000, the Company billed $10.6 million and $19.4 million, respectively, to the joint venture under the Agreement. Of these amounts, $5.3 million and $9.7 million respectively, or 50 percent, was recognized as revenue in accordance with the Company's policy of recognizing revenue to the extent that research and development costs billed to the joint venture have been funded by Genzyme. At December 31, 1999 and 2000, the Company had receivables of $1.3 million and $1.8 million, respectively, related to these billings.

The Company accounts for its investment in the joint venture using the equity method. Accordingly, the Company recorded a reduction in its investment in the joint venture of $7.0 and $12.7 million, during the years ended December 31, 1999 and 2000, respectively, representing its 50 percent share of the loss of the joint venture. The percentage of the research and development costs incurred by the Company and billed to the joint venture that was funded by the Company (50 percent, or $5.3 million and $9.7 million for the years ended December 31, 1999 and 2000, respectively) was recorded as a credit to the Company's equity in the loss of the joint venture.

At December 31, 2000 the summarized assets and liabilities of the joint venture and its results of operations from inception to December 31, 2000 are as follows (in thousands):

 Assets                          $ 3,368
                                 =+=====
Liabilities                      $ 2,890
Net equity                           478
                                 -------
                                 $ 3,368

Cumulative net loss              $40,971
                                 =======

Research and Development--Research and development expenses include the expenses associated with contract research and development provided by third parties, research and development provided in connection with the joint venture including manufacturing, clinical and regulatory costs, and internal research and development costs. All research and development costs discussed above are expensed as incurred.

Property and Equipment--Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Leasehold improvements are amortized over the life of the assets or the term of the lease, whichever is shorter. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

As of December 31, 1999 and 2000, property and equipment consisted of the following (in thousands):

                                                  December 31,
                                         -------------------------------
Category                                      1999           2000             Estimated Useful Lives
-------------------------------------    -------------------------------  --------------------------------
Computer hardware and software           $    426       $    678                 3 years
Office furniture and equipment              1,017          1,056                 5 years
Manufacturing/Laboratory equipment          8,254          9,323                 5 years
Leasehold improvements                     18,889         16,685            Shorter of life of assets
                                                                                or lease term
Construction in progress                      879          1,048
                                         -------------------------------
                                           29,465         28,790
Less:  Accumulated depreciation            (4,372)        (8,075)
                                         -------------------------------
Total property and equipment, net        $ 25,093       $ 20,715
                                        ===============================

Depreciation expense for the years ended December 31, 1998, 1999 and 2000 and for the period March 21, 1997 (inception) to December 31, 2000, was $0.3 million, $4.1 million, $4.3 million and $8.7 million, respectively.

Goodwill and Other Intangible Assets--In connection with the acquisition of Glyko, Inc., the Company acquired certain intangible assets including developed technology, customer relationships and goodwill. In this acquisition, the Company obtained Glyko Inc.'s ongoing business of providing products and services to research institutions and commercial laboratories. Additionally, the Company secured ongoing access to Glyko, Inc.'s proprietary technologies which assist the Company in supporting the manufacturing process testing and clinical testing for our two lead drug candidates, Aldurazyme for MPS-I and rhASB for MPS-VI.

The purchase price of $14.5 million was allocated to the net tangible and intangible assets acquired, based on the relative fair value of these assets. In connection with this allocation, $2.6 million was expensed as a charge for the purchase of in-process research and development. Of the $11.7 million designated as intangible assets (after the write-off of in-process research and development), $1.2 million was allocated to developed technology and amortized over six years, $73,000 was allocated to assembled work force and amortized over seven years, and $10.4 million was allocated to goodwill (customer relationships, trade name, pure business goodwill) and initially amortized over twelve years. In performing this allocation, the Company considered, among other factors, Glyko, Inc.'s technology and research and development projects in-process at the date of acquisition. With regard to the in-process research and development projects, the Company considered factors such as the stage of development of the technology at the time of acquisition, the importance of each project to the overall development plan, alternative future uses of the technology and the projected incremental cash flows from the projects when completed and any associated risks.

During 2000 the Company changed its estimate of the useful life of this goodwill from 12 years to 7 years. The effect of this change in estimate was to increase the Company's net loss by $466,000.

Amortization expense related to the acquisition of Glyko, Inc. was $0.3 million, $1.1 million and $1.6 million for the period from October 7, 1998 (date of acquisition) to December 31, 1998, and the years ended December 31, 1999 and 2000, respectively.

In connection with the purchase of the key assets of the Biochemical Research Reagent Division of Oxford GlycoSciences Plc. (OGS), the Company recorded goodwill in the amount $891,000 which is being amortized over seven years. Total amortization expense for the year ended December 31, 2000, was $139,000.

Impairment of Long-Lived Assets--The Company regularly reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values (based on discounted cash flows). Except for the Carson Street closure as discussed in Note 11 no such adjustments have been made during any period presented.

Accrued Liabilities--As of December 31, 1999 and 2000, accrued liabilities consisted of the following (in thousands):

                                         December 31,
                                   --------------------------
                                       1999         2000
                                   ------------- ------------
Vacation                            $     286     $     411
Construction in progress                  882           225
Carson Street                              -            348
Other                                     798         1,125
                                   ------------- ------------
               Total                $  1,966      $  2,109
                                   ============= ============

Revenue Recognition--The Company recognizes Glyko, Inc.'s product revenues and related cost of sales upon shipment of products. Glyko, Inc.'s service revenues are recognized upon completion of services as evidenced by the transmission of reports to customers. Other Glyko, Inc. revenues, principally licensing, distribution and development fees, are recognized upon satisfaction of contractual obligations such as 1) execution of contract; 2) certain milestones; and 3) certain anniversary dates from the effective date of the contract.

Revenue from the joint venture is recognized to the extent that research and development costs billed by the Company have been funded by Genzyme.

Net Income (Loss) per Share--Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average common shares outstanding and potential common shares during the period. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options, warrants, and contingent issuances of common stock. For periods in which the Company has losses (all periods presented), such potential common shares are excluded from the computation of diluted net loss per share, as their effect is antidilutive.

Potentially dilutive securities include (in thousands):
                                                         December 31,
                                      ----------------------------------------
                                        1998             1999           2000
                                      ----------------------------------------
Options to purchase common stock       2,801             5,450          5,539
Warrants to purchase common stock        802               802             -
                                      ----------------------------------------
                                       3,603             6,252          5,539
                                      ========================================

Segment Reporting--For the year ended December 31, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates two segments. The Analytic and Diagnostic segment represents the operations of Glyko, Inc. which involve the manufacture and sale of analytic and diagnostic products. The Pharmaceutical segment represents the research and development activities related to the development and commercialization of carbohydrate enzyme therapeutics. Management of the Company has concluded that the operations of the Analytic and Diagnostic segment are, and will continue to be, immaterial with respect to the Company's overall activities and, thus, disclosure of segment information is not required.

New Accounting Standards--In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 as required in the first quarter of 2000 and such adoption has not had a material effect on the Company's consolidated financial position or results of operations.

3.   STOCKHOLDERS' EQUITY:

Common Stock and Warrants - As disclosed in the accompanying consolidated statements of changes in stockholders' equity, the Company closed a number of private placements in 1997 and 1998. In connection with these placements, an entity with which the former chief executive officer and chairman of the board is affiliated (see Note 7) was issued a total of 899,500 shares (valued at $1.4 million) and warrants (valued at $0.1 million) to purchase an additional 801,500 shares of common stock at an exercise price of $1 per share. These issuances were made for brokerage services rendered in connection with these placements and were accounted for as a cost of raising capital. The warrants were exercised in October 2000.

Notes Receivable from Stockholders--Notes receivable from stockholders relate to
2.5 million shares of common stock issued in October 1997 to three executive officers under the terms of the Founder's Stock Purchase Agreement (the Agreement). These notes bear interest at 6 percent per annum, and are due on March 31, 2001, or on the date of the employee's termination, whichever is earlier. The notes are secured by the underlying stock and are with full recourse. Interest was imputed at nine percent, resulting in an interest discount and related deferred compensation of $200,000, which is being amortized over the life of the notes. In the event that their employment is terminated by the Company, the Company has the obligation, if requested by the officer, to repurchase any or all of the shares issued under the Agreement at the lower of the original purchase price or the current market value of the shares. In the event one of these officers ceases to be an employee, the Company has the right, but not the obligation, to repurchase the unvested portion of the shares at their original purchase price. Pursuant to the terms of the Agreement, 50% of the shares vest after one year from the date of employment, with the remainder vesting at a rate of 1/24th per month thereafter. Upon the former President's resignation from the Company in July 2000, the Company repurchased 33,334 shares at his original purchase price and concurrently reduced his promissory note to the Company for the same amount. In August 2000, the former President paid the balance of his promissory note plus accrued interest to the Company. During October 2000 the Company's Chief Executive Officer resigned. His promissory note, plus accrued interest, is due in full on March 31, 2001.

Deferred Compensation--In connection with certain stock option and stock grants during the years ended December 31, 1998, 1999 and 2000, the Company recorded deferred compensation totaling $3.2 million, $0.7 million and $0.3 million, respectively, which is being amortized over the estimated service periods of the grantees. Amortization expense recognized during the years ended December 31, 1998, 1999 and 2000, was $0.2 million, $1.3 million and $1.4 million, respectively.

4.   INCOME TAXES:

The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company's primary temporary differences relate to items expensed for financial reporting purposes but not currently deductible for income tax purposes, consisting primarily of depreciable lives for property and equipment.

As of December 31, 2000, net operating loss carryforwards are approximately $74.9 million and $66.1 million for federal and California income tax purposes, respectively. These net operating loss carryforwards, including net operating losses of $12.6 million and $2.9 million for federal and California purposes, respectively, related to Glyko, Inc. These federal and state carryforwards expire beginning in the year 2011 and 2004, respectively.

The Company also has research and development credits available to reduce future federal and California income taxes, if any, of approximately $2.8 million and $2.8 million, respectively, at December 31, 2000. These credits include credits related to Glyko, Inc. of approximately $0.6 million and $0.3 million for federal and California purposes, respectively. These federal and state carryforwards expire beginning in 2012 and 2013, respectively.

The Company also has orphan drug credits available to reduce future federal income taxes, if any, of approximately $7.3 million at December 31, 2000.

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

5.   STOCK OPTION PLANS:

1997 Stock Plan--In November 1997, the Board adopted, and in April 1998, the stockholders approved, the 1997 Stock Plan (the 1997 Plan), which provided for the reservation of a total of 3,000,000 shares of common stock for issuance under the 1997 Plan. In December 1998, the Board adopted, and in January 1999, the stockholders approved, an amendment to the 1997 Plan to increase the number of shares reserved for issuance under it to an aggregate of 5,000,000 and to add an "evergreen provision" providing for an annual increase in the number of shares which may be optioned or sold under the 1997 Plan without need for additional Board or stockholder action to approve such increase (which increase shall be the lesser of 4 percent of the then-outstanding capital stock, 2,000,000 shares, or a lower amount set by the Board). As of December 31, 2000, the number of shares reserved for issuance was an aggregate of 7,695,572 under the 1997 Plan. The 1997 Plan provides for the grant of stock options and the issuance of common stock by the Company to its employees, officers, directors, and consultants.

1998 Director Option Plan--The 1998 Director Option Plan (the Director Plan) was adopted by the Board in December 1998 and approved by the stockholders in January 1999. The Director Plan provides for the grant of nonstatutory stock options to non-employee directors. A total of 200,000 shares of the Company's common stock, plus an annual increase equal to the number of shares needed to restore the maximum aggregate number of shares available for sale under the Director Plan or the lesser of 0.5 percent of the outstanding capital stock, 200,000 shares, or a lesser amount set by the Board, have been reserved for issuance under the Director Plan. As of December 31, 2000, options to purchase 165,000 shares were granted under the Director Plan and options to purchase 400,000 shares were authorized under the Director Plan.

 Options currently outstanding under the Company's 1997 Stock Option Plan and 1998 Director Plan (the Plans) generally have vesting schedules of up to four years and options terminate after five to ten years or 90 days after termination of employment or contract.

The Company accounts for option grants in accordance with APB 25. Had compensation cost for option grants to employees under the Plans been determined consistent with the fair value provisions of SFAS No. 123, the effect on the Company's net loss would have been as follows (in thousands, except for per share data):

                                                                                                        Period from
                                                                                                      March 21, 1997
                                         Years ended December 31,                                       (Inception)
                          ---------------------------------------------------------------------       to December 31,
                                 1998                     1999                  2000                        2000
                        -----------------------    --------------------  --------------------  -----------------------------
Net loss as reported      $    (12,314)              $    (28,072)           $  (37,364)             $     (80,513)
Pro  forma  effect  of
SFAS No. 123                      (183)                    (1,074)               (5,412)                    (6,669)
                         ----------------------    --------------------  --------------------  -----------------------------
Pro forma net loss        $    (12,497)              $    (29,146)           $  (42,776)             $     (87,182)
                         ======================    ====================  ====================  =============================
Net  loss  per  common
share as reported         $      (0.55)              $      (0.94)           $    (1.04)             $       (3.21)
                         ======================    ====================  ====================  =============================
Pro  forma   loss  per
common share              $      (0.56)              $      (0.97)           $    (1.19)             $       (3.48)
                         ======================    ====================  ====================  =============================

A summary of the status of the Company's Plans is as follows:

                                                             Weighted
                                                             Average      Exercisable   Weighted Average
                                                            Exercise      at End of      Fair Value of
                                            Option Shares    Price          Year       Options Granted
                                          ------------------------------ ------------- -------------------
Outstanding at March 21, 1997
    Granted                                    297,000          $1.00                          $0.22
    Exercised                                       -              -
    Canceled                                        -              -
                                          ----------------
Outstanding at December 31, 1997               297,000           1.00       232,000
                                                                         =============
    Granted                                  2,507,660           4.18                          $2.40
    Exercised                                   (1,973)          1.00
    Canceled                                    (1,447)          1.00
                                          ----------------
Outstanding at December 31, 1998             2,801,240           3.85       761,609
                                                                         =============
                                                                                               $8.80
    Granted                                  2,877,430          11.35
    Exercised                                  (40,148)          3.69
    Canceled                                  (188,536)          9.28
                                          ----------------
Outstanding at December 31, 1999             5,449,986           7.59     1,922,041
                                                                         =============
    Granted                                  1,881,310          15.83                          $13.27
    Exercised                               (1,300,532)          4.36
    Canceled                                  (491,506)         11.70
                                          ----------------
Outstanding at December 31, 2000             5,539,258          10.92     2,067,302
                                                                         =============

There were 900,510 and 1,048,661 options available for grant under the Plans at December 31, 1999 and 2000, respectively.

As of December 31, 2000, the 5,539,258 options outstanding consisted of the following:

Options Outstanding                                                                                  Options Exercisable
--------------------------------------------------------------------------------------   -------------------------------------------
Range of Exercise  Number of Options      Weighted Average          Weighted Average         Number of Options     Weighted  Average
     Prices          Outstanding          Contractual Life          Exercise Price            Exercisable            Exercise Price
--------------------------------------------------------------------------------------   -------------------------------------------

 $0.00 to $3.50         266,939                 1.8                      $1.03                   254,654                $ 1.03
 $3.51 to $7.00       1,930,998                 4.8                      $5.38                 1,073,652                $ 5.23
 $7.01 to $10.50        175,900                 8.9                      $9.45                    13,446                $ 8.50
 $10.51 to $14.00     1,774,658                 6.6                     $12.78                   431,597                $12.86
 $14.01 to $17.50       781,556                 5.5                     $15.82                   199,654                $15.79
 $17.51 to $21.00       330,749                 7.9                     $19.46                    39,407                $19.65
 $21.01 to $24.50       166,000                 9.0                     $21.95                    28,124                $21.95
 $24.51 to $28.00        96,000                 4.9                     $25.88                    21,873                $25.92
 $28.01 to $31.50        15,000                 4.2                     $31.25                     3,437                $31.25
 $31.51 to $35.00         1,458                 0.1                     $35.00                    1,458                 $35.00
                    ---------------                                                        ------------------
                      5,539,258                                                                2,067,302
                    ===============                                                        ==================

The fair value of each option grant in 1997, 1998 and through July 22, 1999 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 4.6 to 5.7 percent; expected dividend yield of 0 percent; expected life of four years for the Plan's options; and expected volatility of 0 percent.

The fair value of each option grant from July 22, 1999 through December 31, 1999 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 5.8 to 6.1 percent; expected dividend yield of 0 percent; expected life of four years for the Plan's options; and expected volatility of 38 percent.

The fair value of each option grant in 2000 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants : risk-free interest rates ranging from 4.6 to 6.8 percent; expected dividend yield of 0 percent; expected life of four years for the Plan's options; and expected volatility of 105 percent.

6.   COMMITMENTS AND CONTINGENCIES:

Lease Commitments--The Company leases office space and research and testing laboratory space in various facilities under operating agreements expiring at various dates through 2010. Future minimum lease payments for the years ended December 31 are as follows (in thousands):

            2001.................        $  1,888
            2002..................          1,754
            2003..................          1,627
            2004.................           1,563
            2005..................          1,563
            Thereafter...........           6,953
                                         ---------
                      Total.....         $ 15,348
                                         =========

Rent expense for the years ended December 31, 1998, 1999 and 2000, and for the period from March 21, 1997 (inception), to December 31, 2000, was $0.4 million, $1.1 million, $1.5 million and $3.0 million, respectively.

Research and Development Funding and Technology Licenses--The Company uses experts and laboratories at universities and other institutions to perform research and development activities. Funding commitments to these institutions for the year ended December 31 are as follows (in thousands):

            2001..................           504
            2002..................           100
            2003..................           100
            2004..................           100
            2005..................           100
                                           ------
                      Total.....           $ 904
                                           ======

The Company has also licensed technology from certain institutions, for which it is required to pay a royalty upon future sales, subject to certain annual minimums.

Product Liability and Lack of Insurance--The Company is subject to the risk of exposure to product liability claims in the event that the use of Aldurazyme or rhASB results in adverse effects during testing or commercial sale. The BioMarin/Genzyme LLC and the Company do carry product liability insurance to cover the clinical trials of Aldurazyme and rhASB, respectively. There can be no assurance that the Company will be able to obtain product liability insurance coverage at economically reasonable rates or that such insurance will provide adequate coverage against all possible claims.

7.   RELATED-PARTY TRANSACTIONS:

The Company had contractual agreements for office space and certain administrative, research, and development functions with Glyko, Inc. prior to the acquisition date of October 7, 1998. BioMarin reimburses Glyko, Inc. for rent, salaries and related benefits, and other administrative costs. Glyko, Inc. also reimburses BioMarin for salaries and related benefits.

Reimbursement of expenses (in thousands):

                                                    Paid from         Paid from
                                                  Glyko, Inc. to     BioMarin to
                                                    BioMarin         Glyko, Inc.     Net, to Glyko, Inc.
                                                 ---------------- ---------------  ---------------------

Year ended December 31, 1998                      $   75           $     298          $   223
Year ended December 31, 1999                          68                 335              267
Year ended December 31, 2000                           -                 155              155
March 21, 1997 (inception) to December 31, 2000      276               1,162              886



During 1997 801,500 warrants were issued to an entity with which the former Chief Executive Officer and Chairman of the Board is affiliated (see Note 3).

Since October 8, 1998, GBL has agreed to pay the Company a monthly management fee for its services to GBL primarily relating to management, accounting, finance and government reporting. The Company had accrued receivables relating to these services for GBL of $37,500 and $8,765 for the years ended December 31, 1999 and 2000, respectively.

On April 13, 1999, the Company entered into a convertible note financing agreement in the amount of $26.0 million. Of this amount GBL purchased $4.3 million worth of such notes and LaMont Asset Management SA (LAM) purchased $9.7 million. A director of the Company is also the chairman of LAM. The Company also entered into an agency agreement with LAM pursuant to which the Company agreed to pay LAM a five percent cash commission on sales to certain note purchasers. On July 23, 1999, concurrent with the Company's IPO, the Company's convertible notes payable (including accrued interest) were converted into 2,672,020 shares of the Company's common stock at $10 per share. GBL's $4.3 million convertible note plus interest was converted to 441,911 shares and LAM's $9.7 million convertible note plus interest was converted to 996,869 shares.

Due to the terms of the collaborative agreement with Genzyme outlined in Note 8, Genzyme is considered to be a related party. See also Notes 1 and 8 for Genzyme related-party transactions.

8.   COLLABORATIVE AGREEMENTS:

Genzyme--Effective September 4, 1998, the Company entered into an agreement (the Collaboration Agreement) with Genzyme to establish a joint venture (BioMarin/Genzyme LLC) for the worldwide development and commercialization of Aldurazyme to treat MPS-I. In conjunction with the formation of the joint venture, the Company established a wholly-owned subsidiary, BioMarin Genetics, Inc. The Company has a 49 percent interest in the joint venture, BioMarin Genetics, Inc. has a 1 percent interest, and Genzyme has the remaining 50 percent interest.

Under the Collaboration Agreement, the Company and Genzyme are each required to make capital contributions to the joint venture in an amount equal to 50 percent of costs and expenses associated with the development and commercialization of Aldurazyme. The parties also agree to share the profits equally from such commercialization. In addition, Genzyme purchased 1,333,333 shares of the Company's common stock at $6 per share in a private placement for proceeds of $8.0 million and, concurrent with the IPO, purchased an additional 769,230 shares of the Company's common stock at the IPO price for an additional $10.0 million. Genzyme has also agreed to pay the Company $12.1 million in cash upon FDA approval of the biologics license application for Aldurazyme.

Other Agreements--The Company is engaged in research and development collaborations with various academic institutions, commercial research groups, and other entities. The agreements provide for sponsorship of research and development by the Company and may also provide for exclusive royalty-bearing intellectual property licenses or rights of first negotiation regarding licenses to intellectual property development under the collaborations. Typically, these agreements are terminable for cause by either party upon 90 days written notice.

9.   COMPENSATION PLANS:

Employment Agreements--The Company has entered into employment agreements with eight officers of the Company. Seven of these agreements are terminable without cause by the Company upon six months prior notice, or by the officer upon three months prior written notice to the Company, with the Company obligated to pay salary and benefits hereunder until such termination. In the employment agreement with the Company's Chief Executive Officer the agreement shall be renewed after three years for one additional three-year period unless either party gives nine months notice prior to the expiration of the initial three-year period. The annual salaries committed to under these agreements total approximately $2 million. In addition, three of the agreements provide for the payment of an annual cash bonus of up to 100 percent of the base annual salary of the three officers based upon the Company's market capitalization through June 30, 2000. Bonuses for the three officers totaled $294,000 in 2000.

401(k) Plan--The Company participates in the BioMarin Retirement Savings Plan. Most employees (Participants) are eligible to participate following the start of their employment, on the earlier of the next occurring January 1, April 1, July 1 or October 1. Participants may contribute up to 15 percent of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. The Company pays the direct expenses of the 401(k) Plan and matches 25% of the first 2% contributed to the employee accounts. The Company's matching contribution vests over four years from employment commencement.

1998 Employee Stock Purchase Plan--In December 1998 the Board adopted, and in January 1999 the stockholders approved, the 1998 Employee Stock Purchase Plan (the 1998 Purchase Plan). A total of 250,000 shares of Company common stock has been reserved for issuance under the 1998 Purchase Plan, plus annual increases equal to the lesser of 0.5 percent of the outstanding capital stock, 200,000 shares, or a lesser amount set by the Board. As of December 31, 2000, 28,431 shares have been issued under the 1998 Purchase Plan.

10.   SUPPLEMENTAL CASH FLOW INFORMATION:

The following non-cash transactions took place in the periods presented (in thousands):


                                                                                                                Period from March
                                                                                                                    21, 1997
                                                                    Year Ended December 31,                     (Inception) to
                                                     ------------------------------------------------------        December 31,
                                                          1998             1999                2000                   2000
                                                     ------------------------------------------------------    --------------------
Common stock issued upon conversion of
  convertible notes plus interest                      $     -           $ 25,615           $    -                  $25,615
Common stock issued in exchange for notes                    -                 -                 -                   20,500
Common stock and common stock warrants
  issued in exchange for brokerage services                588                 -                 -                    1,518
Bridge loan converted to common stock                        -                 -                 -                      880
Common stock surrendered by stockholders
  for payment of principal and interest                      -                 -                170                     170
Compensation in the form of common stock
  and common stock options                                   -                 -                  -                      18


11.   CARSON STREET CLOSURE

During the first quarter of 2000, the Company decided to close its Carson Street clinical manufacturing facility. In connection with this decision, the Company recorded a charge of approximately $4.4 million. The facility was no longer required for the production of Aldurazyme, the initial purpose of the plant, after a decision by the BioMarin/Genzyme LLC joint venture to use the Company's Galli Drive facility for the manufacture of bulk Aldurazyme both for the Phase III trial and for the commercial launch of Aldurazyme. This decision was based in part on U.S. Food and Drug Administration guidance to use an improved production process, which was installed in the Galli Drive facility, for the clinical trial, the biologics license application submission and for commercial production. The majority of the Company's technical staff at the Carson Street facility in Torrance, California transferred to the Galli Drive facility in Novato, California in May. The charge primarily consisted of impairment reserves for leasehold improvements and equipment located in the Carson Street facility.

12.   SUBSEQUENT EVENT

In January 2001, the Company signed an agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) whereby Acqua Wellington will make an equity investment in the Company of up to $50 million. Subject to certain conditions, including the market price of BioMarin stock, these funds will be drawn down, at the Company's option, over the course of the next 20 months from sales of registered common stock to be sold at a small discount to the market price.

In the initial transaction under this agreement on February 2, 2001, Acqua Wellington purchased $1 million of the Company's common stock at $9.85 per share.

13.  QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

The Company's quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including, but not limited to, the completion of development projects and variations in levels of production.

The Company's common stock has been traded on the NASDAQ Stock Market since July 22, 1999. There were 64 common stockholders of record at December 31, 2000. No dividends were paid for the years ended December 31, 2000 and 1999.


                                                                  Quarter Ended
                                        -------------------------------------------------------------------
                                           March 31,        June 30,      September 30,    December 31,
2000                                                  (In thousands, except per share data)

Total revenue                             $  3,298       $  3,083          $  2,807         $  3,138
Loss from operations                       (11,965)        (7,188)           (8,247)         (10,024)
Net loss                                   (11,736)        (7,086)           (8,148)         (10,394)
Net loss per share, basic and diluted        (0.34)         (0.20)            (0.23)           (0.28)
Common stock price per share:
  High                                    $ 38.750       $ 27.750          $ 21.750         $  17.62
  Low                                       12.750         16.750            16.375            7.156


                                                                  Quarter Ended
                                        -------------------------------------------------------------------
                                           March 31,        June 30,      September 30,    December 31,
1999                                                  (In thousands, except per share data)

Total revenue                              $  1,104      $  1,557          $  1,999         $  2,315
Loss from operations                        (4,583)        (6,145)           (7,732)          (9,040)
Net loss                                    (4,609)        (6,782)           (7,643)          (9,038)
Net loss per share, basic and diluted       (0.18)          (0.26)            (0.24)           (0.26)
Common stock price per share:
   High                                        N/A           N/A           $ 18.750         $ 17.000
   Low                                         N/A           N/A             11.625           11.625

