Form 10-Q
period 2001-03-31
GLYKO BIOMEDICAL LTD
filed 2001-05-14
CIK 908401

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

 [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares  outstanding of each of the issuer's  classes of common  equity,  as of the latest  practicable  date:  34,352,823  common shares outstanding as of May 1, 2001.

                              GLYKO BIOMEDICAL LTD.

                                TABLE OF CONTENTS

                                                                     Page
PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements (Unaudited)

        Item 3.  Quantitative and Qualitative Disclosure about Market Risk..12

PART II. OTHER INFORMATION

                                  PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                              GLYKO BIOMEDICAL LTD.
                                 BALANCE SHEETS
                                (In U.S. dollars)

                                             March 31,          December 31,
                                               2001                 2000
                                     -------------------     ----------------
                                           (Unaudited)
Assets
Current assets:
      Cash and cash equivalents          $ 1,701,185                $ 408,133
      Short-term investments                       -                1,397,217
      Interest receivable                     14,935                   29,876
                                     -------------------     ----------------
        Total current assets               1,716,120                1,835,226
Investment in BioMarin
   Pharmaceutical Inc.                    16,582,704               19,020,505
                                     -------------------     ----------------
        Total assets                    $ 18,298,824             $ 20,855,731
                                     ===================     ================

Liabilities and Shareholders' Equity
Current liabilities:
      Accrued liabilities                  $ 246,505                $ 315,438

Shareholders' equity:
      Common shares, no par value, unlimited
      shares authorized, 34,352,823 shares
      issued and outstanding at both March
      31, 2001 and December 31, 2000.     22,535,096               22,535,096
      Additional paid-in capital          39,955,132               39,561,634
      Note receivable from shareholder      (818,083)                (801,837)
      Accumulated deficit                (43,619,826)             (40,754,600)
                                     -------------------     -----------------
        Total shareholders' equity        18,052,319               20,540,293
                                     -------------------     -----------------
        Total liabilities
        and shareholders' equity        $ 18,298,824             $ 20,855,731
                                     ===================     =================

        The accompanying notes are an integral part of these statements.

                                         2

                              GLYKO BIOMEDICAL LTD.
                            STATEMENTS OF OPERATIONS
                          (In U.S. dollars, Unaudited)

                                                Quarter Ended March 31,
                                      ---------------------------------------
                                           2001                     2000
                                      -------------           ---------------
Expenses:
 General and administrative             $ 70,335                 $ 52,605
                                      -------------           ---------------
       Total expenses                     70,335                   52,605
                                      -------------           ---------------
Loss from operations                     (70,335)                 (52,605)
Equity in loss of
 BioMarin Pharmaceutical Inc.         (2,815,053)              (3,691,641)
Interest income                           20,162                    7,859
                                     -------------           ---------------
Net loss                             $(2,865,226)            $ (3,736,387)
                                     =============           ===============

Net loss per common share,
 basic and diluted                       $ (0.08)                 $ (0.11)
                                      =============           ===============
Weighted average common shares
  outstanding, basic and diluted       34,352,823               32,911,712
                                      =============           ===============

        The accompanying notes are an integral part of these statements.

                                          3

                                GLYKO BIOMEDICAL LTD.
                              STATEMENTS OF CASH FLOWS
                            (In U.S. dollars, Unaudited)

                                                  Quarter Ended March 31,
                                           ------------------------------------
                                                 2001                   2000
                                           ------------------------------------
Cash flows from operating activities:
      Net loss                              $ (2,865,226)         $ (3,736,387)
Adjustments to reconcile net loss to net cash
      used in operating activities:
      Equity loss of BioMarin
       Pharmaceutical Inc.                      2,815,053             3,691,641
      Changes in assets and liabilities:
        Interest receivable                        14,941                     -
        Accrued liabilities                      (68,933)                31,580
                                           --------------         -------------
      Total adjustments                         2,761,061             3,723,221
                                           --------------         -------------
       Net cash used in operating activities    (104,165)              (13,166)

Cash flows from investing activities:
      Sale of short-term investments            1,397,217                    -
                                           --------------         -------------

Cash flows from financing activities:
      Proceeds from exercise of common share options and
        warrants                                        -             1,412,620

                                           --------------         -------------
Net increase in cash and cash equivalents       1,293,052             1,399,454
Cash and cash equivalents, beginning of period    408,133               574,648
                                           --------------         -------------
Cash and cash equivalents, end of period      $ 1,701,185           $ 1,974,102
                                           ==============         =============

        The accompanying notes are an integral part of these statements.

                                          4

GLYKO BIOMEDICAL LTD.
NOTES TO FINANCIAL STATEMENTS

1.   The Company and Description of the Business

Glyko Biomedical Ltd. (the Company or GBL) is a Canadian company that was established in 1992 to acquire all of the outstanding capital stock of Glyko, Inc. (Glyko), a Delaware corporation.

In October 1996, GBL formed BioMarin Pharmaceutical Inc. (BioMarin), a Delaware corporation in the development stage, to develop the Company’s pharmaceutical products. BioMarin began business on March 21, 1997 (inception) and subsequently issued 1.5 million shares of common stock to GBL for $1.5 million. As consideration for a certain license agreement dated June 1997, BioMarin issued GBL 7 million shares of BioMarin common stock. Beginning in October 1997, BioMarin raised capital from third parties. As of December 31, 1997, the Company began recording its share of BioMarin’s net loss utilizing the equity method of accounting. On June 30, 1998, GBL made an additional $1 million investment in BioMarin.

On October 7, 1998, GBL sold to BioMarin 100% of the outstanding capital stock of Glyko in exchange for 2,259,039 shares of BioMarin’s common stock. In addition, BioMarin agreed to assume options, previously issued to employees of Glyko, to purchase up to 585,969 shares of GBL’s common stock (exercisable into 255,540 shares of BioMarin common stock) and BioMarin paid $500 in cash.

While GBL was not obligated to provide this capital, on April 13, 1999, the Company entered into a convertible note arrangement with BioMarin in the amount of $4.3 million, as part of a $26 million convertible note financing. This note plus accrued interest was converted into 441,911 shares of BioMarin common stock concurrent with BioMarin’s initial public offering on July 23, 1999.

In January 2001, BioMarin signed an agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) for an equity investment in BioMarin. Under the terms of the agreement, BioMarin will have the option to request Acqua Wellington to invest through sales of registered common stock at a small discount to market price. The maximum amount that BioMarin may request to be invested in any one month is dependent upon the market price of the stock (or can be mutually agreed-upon by both parties) and is referred to as the “Draw Down Amount.” Acqua Wellington is obligated to purchase this amount if requested to do so by BioMarin. In addition, BioMarin, at its discretion, may grant a “Call Option” to Acqua Wellington for an additional investment in an amount up to the “Draw Down Amount” which Acqua Wellington may or may not choose to exercise. In the initial transaction under this agreement on February 2, 2001, Acqua Wellington purchased 101,523 shares for $1 million ($848,000 net of issuance costs, the majority of which will be nonrecurring upon future transactions associated with this agreement). As of May 4, 2001, the potential maximum future amount available to BioMarin under the agreement is $49 million.

As a result of BioMarin’s IPO, concurrent with the conversion of the notes from GBL and other noteholders, the sale of common stock to Acqua Wellington, and the exercise of BioMarin stock options and warrants by third parties, GBL’s ownership of BioMarin’s outstanding common stock on March 31, 2001 was 30.6%.

Since its inception, GBL has incurred a cumulative deficit of $43.6 million and expects to continue to incur losses through 2002 from its share of BioMarin’s net loss resulting from the ongoing research and development of BioMarin’s pharmaceutical product candidates. GBL’s principal asset is its investment in BioMarin. Accordingly, without further investment in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations for the foreseeable future.

Through March 31, 2001, BioMarin had accumulated losses during its development stage of approximately $90.2 million. Based on current plans, BioMarin expects to incur further losses at least through 2002. BioMarin’s management believes that its cash and cash equivalents and short-term investment balances at December 31, 2000 will be sufficient to meet the Company’s obligations at least through 2001. Until BioMarin can generate sufficient levels of cash from its operations, BioMarin expects to continue to finance future cash needs through the sale of equity securities, equipment-based financing, and collaborative agreements with corporate partners. BioMarin is currently pursuing various alternatives to support its operations beyond 2001. Management of GBL does not believe that there has been any impairment of its investment in BioMarin.

2.  Summary of Significant Accounting Policies

The accompanying financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars as substantially all of the Company’s operations were located in the United States. BioMarin’s consolidated results of operations have been reported in the Company’s financial statements for the three month periods ended March 31, 2001 and 2000, based on the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates:

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents:

Cash and cash equivalents consist of amounts held with banks and short-term investments with original maturities of 90 days or less when purchased.

Short-term Investments:

Short-term investments are considered to be held to maturity. As of December 31, 2000 short-term investments consisted of A1/P1 grade commercial paper. These investments are recorded at cost at December 31, 2000, which approximates fair market value. There were no short term investments at March 31, 2001 because such investments have been converted to cash and cash equivalents.

Sale of Glyko, Inc. and Investment in BioMarin Pharmaceutical Inc.:

BioMarin acquired Glyko from GBL through the exchange of BioMarin stock for Glyko stock and accounted for the acquisition based upon the fair market value of the BioMarin stock issued. In consolidating Glyko, BioMarin recorded intangible assets, including goodwill, to the extent that the fair market value of the stock issued exceeded the fair market value of Glyko’s tangible assets acquired. However, as GBL exchanged one investment for another, it recorded the stock of BioMarin received at the historical cost basis of its investment in Glyko. GBL accounts for its investment in BioMarin using the equity method of accounting. However, GBL does not record its share of the losses recorded by BioMarin related to the amortization of intangible assets recorded in connection with the acquisition of Glyko. For the three-month periods ended March 31, 2001 and 2000, BioMarin recorded a charge to operations for the amortization of goodwill and other intangible assets of $504,000 and $271,000, respectively.

In addition, to the extent that the issuance of stock by BioMarin to third parties results in a change in the Company’s ownership interest in the net assets of BioMarin, the Company reflects this change in its additional paid-in capital and its investment in BioMarin. At March 31, 2001 the Company recorded an increase to its additional paid-in capital of approximately $377,000 as a result of the issuance of common stock to Acqua Wellington and as a result of the exercise of stock options by BioMarin’s employees in the first quarter of 2001.

Foreign Exchange:

As substantially all of the Company’s operations are located in the United States, the Company has adopted the U.S. dollar as its functional currency. In accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translation”, any assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at March 31, 2001 and revenues and expenses are translated at the average monthly exchange rates. Transaction gains and losses included in the statements of operations are not material.

Net Loss per Share:

Potentially dilutive securities outstanding at March 31, 2001 and 2000, respectively, include options for the purchase of 45,000 and 220,000 common shares and warrants for the purchase of zero and 12,833 common shares, respectively. These securities were not considered in the computation of dilutive loss per share because their effect would be anti-dilutive for the three-month periods ended March 31, 2001 and 2000.

3. Investment in BioMarin Pharmaceutical Inc.

Results of the Company’s unconsolidated affiliate, BioMarin, a development stage company, are summarized as follows for the three-month periods ended March 31, 2001 and 2000 and for the period from March 21, 1997 (inception) to March 31, 2001 (unaudited, in thousands):

                                                                                                     Period from
                                                                                                   March 21, 1997
                                                                   Three Months Ended              (Inception), to
                                                                       March 31,                      March 31,
                                                          -------------------------------------
                                                                2001               2000                 2001
                                                          -----------------  ------------------  --------------------

  Revenues:
       Revenues - products                                 $       692         $        469       $     4,576
       Revenues - services                                          17                   50               464
       Revenues from BioMarin/Genzyme LLC                        2,691                2,756            18,559
       Revenues - other                                              -                   23               293
                                                          -----------------  ------------------  --------------------
            Total revenues                                       3,400                3,298            23,892
                                                          -----------------  ------------------  --------------------

  Operating Costs and Expenses:
        Cost of products                                          266                   148             1,312
        Cost of services                                            5                    33               250
        Research and development                                9,984                 8,663            85,400
        Selling, general and administrative                     2,203                 1,996            22,268
        Crson Street closure                                        -                 4,423             4,423
                                                          -----------------  ------------------  --------------------
            Total operating costs and expenses                 12,458                15,263           113,653
                                                          -----------------  ------------------  --------------------

  Loss from operations                                         (9,058)              (11,965)          (89,761)

  Interest income                                                 468                   788             6,029

  Interest expense                                                 (2)                   (2)             (741)

  Loss from BioMarin/Genzyme LLC                               (1,108)                 (557)           (5,740)

                                                          -----------------  ------------------  --------------------
          Net loss                                         $   (9,700)         $    (11,736)       $  (90,213)
                                                          =================  ==================  ====================

       For the periods presented above, GBL's equity in loss of BioMarin was as follows ($ in thousands):

                                                             $    (2,815)         $    (3,692)        $  (30,382)
                                                          =================  ==================  ====================

In the first quarter of 2000, BioMarin recorded a charge of $4.4 million for the closure of its Carson Street clinical manufacturing facility. The facility was no longer required for the production of Aldurazyme™, the initial purpose of the plant, after a decision by the BioMarin/Genzyme LLC joint venture to use BioMarin’s Galli Drive facility for the manufacture of bulk Aldurazyme both for the Phase III trial and for the commercial launch of Aldurazyme. This decision was based in part on U.S. Food and Drug Administration guidance to use an improved production process, which was installed in the Galli facility, for the clinical trial, the Biologics License Application submission and for commercial production. The majority of BioMarin’s technical staff at the Carson Street facility transferred to the Galli Drive facility in Novato, California in May 2000. The charge primarily consisted of impairment reserves for leasehold improvements and equipment located in the Carson Street facility.

4. Note Receivable

In November 1998, per the terms of the BioMarin acquisition of Glyko, GBL loaned $712,261 to an officer of the Company to exercise expiring stock options. The loan is secured by the stock and is a full recourse note. In May 2000, the Board approved an extension of the maturity date of the shareholder note to May 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations should be read in conjunction with our financial statements and their notes appearing elsewhere in this document.

The following management’s discussion and analysis of financial condition and results of operations contains “forward-looking statements” as defined under securities laws. These statements can often be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and so on. These forward-looking statements may be found in the “Factors that May Affect Future Results,” and other sections of this document. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Factors that May Affect Future Results,” as well as those discussed elsewhere in this document.

You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

Overview

As a result of our sale of Glyko to BioMarin on October 7, 1998, we have no operating activities and our principal asset is our investment in BioMarin. At this time, we have no plans to commence any operating activities or to diversify our assets. We are a Canadian holding company that at March 31, 2001 owned 30.6% of the capital stock of BioMarin Pharmaceutical Inc. We record BioMarin’s results of operations using the equity method of accounting. Numerical references in the following discussion are rounded to the nearest thousand.

Our net loss for the three-month periods ended March 31, 2001, and 2000 was $2.9 million and $3.7 million, respectively. The primary component of this loss was our share of the net loss of BioMarin, which is accounted for under the equity method of accounting. We expect to continue to incur losses through 2002 due to our share of BioMarin’s net loss resulting from BioMarin’s ongoing research and development of pharmaceutical product candidates. The BioMarin losses do not have an impact on our cash position. While BioMarin has an accumulated deficit of $90.2 million at March 31, 2001 and is expected to incur significant losses through 2002, we do not believe that there has been any impairment of our investment in BioMarin

Results of Operations

The Quarters Ended March 31, 2001 and 2000

There were no revenues or cost of revenues for the quarters ended March 31, 2001 and 2000 due to the sale of the Company's operating entity, Glyko, Inc. to BioMarin in October 1998.

There were no research and development expenses for the quarters ended March 31, 2001 and 2000 due to the Company's sale of Glyko, Inc. to BioMarin in October 1998.

General and administrativeexpenses were $70,000 for the quarter ended March 31, 2001, an increase of $17,000 from general and administrative expenses of $53,000 incurred for the quarter ended March 31, 2000. The increase was primarily due to a new directors and officers liability insurance cost expensed and legal expenses incurred in 2001. General and administrative expenses for the quarters ended March 31, 2001 and 2000 primarily represented management fees billed by BioMarin for management, accounting, finance and government reporting, and other expenses including insurance, board, travel, legal and other outside administrative support services.

Equity in the loss of BioMarin for the quarter ended March 31, 2001 was $2,815,000 compared to $3,692,000 for the quarter ended March 31, 2000, a decrease of $877,000. This decrease is due to GBL’s percentage of the $4.4 million charge in 2000 associated with the closure of one of BioMarin’s facilities.

Interest income earned for the quarters ended March 31, 2001 and 2000 of $20,000 and $8,000, respectively, resulted from earnings on cash invested in short-term interest bearing accounts. The increase in interest income in the first quarter 2001 as compared to the same period in 2000 resulted from interest earned from a U.S. Treasury Bill purchased in January 2001. Interest expense for the quarters ended March 31, 2001 and 2000 was immaterial.>

Liquidity and Capital Resources

Our combined cash and short-term investments position decreased by $104,000 in the first three months of 2001 to $1.7 million due to operating activities during the quarter.

Since our inception, we have incurred a cumulative deficit of $43.6 million and we expect to continue to incur losses through 2002 due to our share of BioMarin’s net loss resulting from the ongoing research and development of BioMarin’s pharmaceutical product candidates. As a result of our sale of Glyko on October 7, 1998, we have no operating activities or operational employees. Since October 8, 1998, we have agreed to pay BioMarin a monthly management fee for its services to us primarily relating to management, accounting, finance and government reporting. BioMarin had accrued receivables relating to these services of zero and $161,000 at March 31, 2001 and 2000, respectively. Accordingly, without further investment in other companies or technologies, we believe that we have sufficient cash to sustain planned operations for the foreseeable future.

Through March 31, 2001, BioMarin had accumulated losses during its development stage of approximately $90.2 million. Based on current plans, BioMarin expects to incur further losses at least through 2002. BioMarin’s management believes that its cash and cash equivalents and short-term investment balances at December 31, 2000 will be sufficient to meet the Company’s obligations at least through 2001. Until BioMarin can generate sufficient levels of cash from its operations, BioMarin expects to continue to finance future cash needs through the sale of equity securities, equipment-based financing, and collaborative agreements with corporate partners. BioMarin is currently pursuing various alternatives to support its operations beyond 2001. Management of GBL does not believe that there has been any impairment of its investment in BioMarin. See “Factors That May Affect Future Results – Dependence on Investment in BioMarin,” “– History of Operating Losses - Uncertainty of Future Profitability.”

FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in our common stock involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment.

Dependence on Investment in BioMarin

As of March 31, 2001, our principal asset was our 30.6% ownership of BioMarin’s outstanding capital stock. Our success is dependent on the successful operations of BioMarin including, but not limited to, BioMarin’s ability to receive FDA approval of existing and future pharmaceutical product candidates, BioMarin’s ability to retain key personnel, BioMarin’s ability to manufacture and market products effectively and successfully and BioMarin’s ability to raise additional cash to fund future operations. BioMarin is a development stage company, with its only revenues currently being earned from the sale of its analytic and diagnostic products resulting from the acquisition of Glyko and cost reimbursement revenues for services performed from its joint venture with Genzyme for development and commercialization of Aldurazyme.

Lack of Diversification

Our investment assets are not diversified and therefore the market price of our common stock is directly dependent on the market price for shares of BioMarin’s common stock. Shares of BioMarin’s common stock have been highly volatile. During the twelve months from April 1, 2000, the high and low closing prices of BioMarin’s common stock were $27.75 and $7.16, respectively. In order to minimize this risk, we would need to reduce our reliance on our investment in BioMarin. At this time, we do not intend to diversify our holdings for tax and other reasons.

History of Operating Losses - Uncertainty of Future Profitability

Since our inception, we have incurred a cumulative deficit of $43.6 million and we expect to continue to incur losses through 2002 due to our share of BioMarin’s net loss resulting from the ongoing research and development of BioMarin’s pharmaceutical product candidates. As a result of our sale of Glyko on October 7, 1998, we have no operating activities or operational employees and our principal asset is our investment in BioMarin.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2001 we held 11,367,617 shares of BioMarin’s common stock representing 30.6% of BioMarin’s outstanding common stock. These securities represent substantially our only asset. These securities have been acquired for investment purposes rather than for trading purposes. The value of our common stock may be substantially influenced by the value of BioMarin’s common stock. Following BioMarin’s initial public offering (IPO) in July 1999, BioMarin’s common stock is traded on the Nasdaq National Market and the Swiss Exchange (SWX New Market). There are many risks associated with the listing of these securities on two markets and with BioMarin’s business itself. We are subject to additional risks as our investment portfolio is non-diversified and there are no plans in the foreseeable future to diversify our investment portfolio.

In January 2001, we purchased $1.4 million in short-term United States Treasury Bills. Our policy is to continue to own only United States Treasury securities.

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

Item 4.           Submission of Matters to a Vote of Security Holders.    None.

Item 5.           Other Information.                                      None.

Item 6.           Exhibits and Reports on Form 8-K.

              (a)      The following documents are filed as part of this report:

                                       None.

              (b)   Reports on Form 8K

No reports were filed on Form 8-K during the three months ended March 31, 2001.

                                    SIGNATURE

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  caused  this  Report to be signed on its behalf by the  undersigned, thereunto duly authorized.

                                             GLYKO BIOMEDICAL LTD.

Dated: May 9, 2001                           By:  /s/ Erich Sager
----------------------------------------    ------------------------------------
                                             Erich Sager
                                             President and Chief Executive
                                             Officer (on behalf of registrant
                                             and as principal financial
                                             officer)