Form 10-Q
period 2001-06-30
GLYKO BIOMEDICAL LTD
filed 2001-08-14
CIK 908401

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

 [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

  199 Bay Street, Box 25, Commerce Court West, Toronto, Ontario, Canada M5L 1A9
                    (address of principal executive offices)

                                 (416) 863-4171
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No _____

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,352,823 common shares outstanding as of August 1, 2001.

                              GLYKO BIOMEDICAL LTD.

                                TABLE OF CONTENTS

                                                                           Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

         Balance Sheets ......................................................2
         Statements of Operations ............................................3
         Statements of Cash Flows ............................................4
         Notes to Financial Statements .......................................5

         Item 2. Management's Discussion and Analysis .......................10

         Item 3. Quantitative and Qualitative Disclosure about Market Risk...12

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings .........................................13

         Item 2.  Changes in Securities .....................................13

         Item 3.  Defaults upon Senior Securities............................13

         Item 4.  Submission of Matters to a Vote of Security Holders........13

         Item 5.  Other Information .........................................13

         Item 6.  Exhibits and Reports on Form 8-K...........................13

SIGNATURE....................................................................14



                                                                          PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                                                                GLYKO BIOMEDICAL LTD.
                                                                   BALANCE SHEETS
                                                                  (In U.S. dollars)

                                                                              June 30,                  December 31,
                                                                                2001                        2000
                                                                      -------------------------    -----------------------
Assets                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                                          $ 250,078                  $ 408,133
  Short-term investments                                                             1,449,553                  1,397,217
  Interest receivable                                                                    7,166                     29,876
                                                                      -------------------------    -----------------------
    Total current assets                                                             1,706,797                  1,835,226
Investment in BioMarin Pharmaceutical Inc.                                          23,198,384                 19,020,505
                                                                      -------------------------    -----------------------
    Total assets                                                                  $ 24,905,181               $ 20,855,731
                                                                      =========================    =======================

Liabilities and Shareholders' Equity
Current liabilities:
  Accrued liabilities                                                                $ 292,044                  $ 315,438
                                                                      -------------------------    -----------------------
    Total current liabilities                                                          292,044                    315,438
                                                                      -------------------------    -----------------------

Shareholders' equity:
  Common shares, no par value, unlimited shares
    authorized, 34,352,823 shares issued and
    outstanding at both June 30, 2001 and
    December 31, 2000.                                                              22,535,096                 22,535,096
  Additional paid-in capital                                                        49,687,023                 39,561,634
  Note receivable from shareholder                                                    (834,509)                  (801,837)
  Accumulated deficit                                                              (46,774,473)               (40,754,600)
                                                                      -------------------------    -----------------------
    Total shareholders' equity                                                      24,613,137                 20,540,293
                                                                      -------------------------    -----------------------
    Total liabilities and shareholders' equity                                    $ 24,905,181               $ 20,855,731
                                                                      =========================    =======================



                          The accompanying notes are an integral part of these statements.














                                       2

                 GLYKO BIOMEDICAL LTD.
                STATEMENTS OF OPERATIONS
              (In U.S. dollars, Unaudited)


                                                Three Months Ended June 30,                      Six Months Ended June 30,
                                               2001                     2000                   2001                   2000
                                        -------------------       ------------------    -------------------     ------------------
Expenses:
  General and administrative                       $ 89,074             $ 80,266              $ 159,409              $ 132,871
                                        -------------------       ------------------    -------------------     ------------------
    Total expenses                                   89,074               80,266                159,409                132,871
                                        -------------------       ------------------    -------------------     ------------------

Loss from operations                               (89,074)              (80,266)              (159,409)               (132,871)
Equity in loss of BioMarin Pharmaceutical Inc.  (3,099,785)           (2,180,712)            (5,914,838)             (5,872,353)
Interest income                                     34,212                14,715                 54,374                  22,574

                                        -------------------       ------------------    -------------------     ------------------
Net loss                                      $ (3,154,647)         $ (2,246,263)          $ (6,019,873)           $ (5,982,650)
                                        ===================       ==================    ===================     ==================


Net loss per common share,
  basic and diluted                                $ (0.09)              $ (0.07)              $ (0.18)                 $ (0.18)
                                        ===================       ==================    ===================     ==================

Weighted average common shares
  outstanding, basic and diluted                34,352,823            34,145,910             34,352,823              33,532,196
                                        ===================       ==================    ===================     ==================

        The accompanying notes are an integral part of these statements.













                       GLYKO BIOMEDICAL LTD.
                      STATEMENTS OF CASH FLOWS
                    (In U.S. dollars, Unaudited)



                                                                             Six Months Ended June 30,
                                                                             2001                   2000
                                                                     ---------------------   -------------------
Cash flows from operating activities:
  Net loss                                                               $ (6,019,873)         $ (5,982,650)
Adjustments to reconcile net loss to net cash
     used in operating activities:
  Equity in loss of BioMarin Pharmaceutical Inc.                            5,914,838             5,872,353
  Changes in assets and liabilities:
   Interest receivable                                                         22,710                     -
   Accrued liabilities                                                        (23,394)               47,482
                                                                     ---------------------   -------------------
  Total adjustments                                                         5,914,154             5,919,835
                                                                     ---------------------   -------------------
   Net cash used in operating activities                                    (105,719)               (62,815)

Cash flows from investing activities:
  Purchase of short-term investments                                         (52,336)                    -
                                                                     ---------------------   -------------------
    Net cash used in investing activities                                    (52,336)                    -

Cash flows from financing activities:
  Proceeds from exercise of common share options and
    warrants                                                                        -             1,419,793
                                                                     ---------------------   -------------------
    Net cash provided by financing activities                                       -             1,419,793

                                                                     ---------------------   -------------------
Net increase (decrease) in cash and cash equivalents                          (158,055)           1,356,978
Cash and cash equivalents, beginning of period                                 408,133              574,648
                                                                     ---------------------   -------------------
Cash and cash equivalents, end of period                                     $ 250,078          $ 1,931,626
                                                                     =====================   ===================



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

On October 7, 1998, GBL sold to BioMarin 100% of the outstanding capital stock of Glyko in exchange for 2,259,039 shares of BioMarin's common stock. In addition, BioMarin agreed to assume options, previously issued to employees of Glyko, to purchase up to 585,969 shares of GBL's common stock (exercisable into 255,540 shares of BioMarin common stock) and BioMarin paid $500 in cash.

While GBL was not obligated to provide this capital, on April 13, 1999, the Company entered into a convertible note arrangement with BioMarin in the amount of $4.3 million, as part of a $26 million convertible note financing. This note plus accrued interest was converted into 441,911 shares of BioMarin common stock concurrent with BioMarin's initial public offering on July 23, 1999.

In January 2001, BioMarin signed an agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) for an equity investment in BioMarin. Under the terms of the agreement, BioMarin will have the option to request Acqua Wellington to invest through sales of registered common stock at a small discount to market price. The maximum amount that BioMarin may request to be invested in any one month is dependent upon the market price of the stock (or can be mutually agreed-upon by both parties) and is referred to as the "Draw Down Amount." Subject to certain conditions, Acqua Wellington is obligated to purchase this amount if requested to do so by BioMarin. In addition, BioMarin may, at its discretion, grant a "Call Option" to Acqua Wellington for an additional investment in an amount up to the "Draw Down Amount" which Acqua Wellington may or may not choose to exercise. In the initial transaction under this agreement on February 2, 2001, Acqua Wellington purchased 101,523 shares for $1 million ($848,000 net of issuance costs, the majority of which will be nonrecurring upon future transactions associated with this agreement). Under this agreement, Acqua Wellington may also purchase stock and receive similar terms to any other equity financing raised by BioMarin.

In May 2001, BioMarin completed two private placements of its securities, raising total net proceeds of approximately $42.7 million. On May 16, 2001, BioMarin sold 4,763,712 shares of common stock at $9.45 per share and, for no additional consideration, issued three-year warrants to purchase 714,554 shares of common stock at an exercise price of $13.10 per share. On May 17, 2001 a fund managed by Acqua Wellington purchased 105,821 shares of common stock and received warrants to purchase 15,873 shares of common stock on the same price and terms as the May 16, 2001 transaction.

As a result of BioMarin's IPO, concurrent with the conversion of the notes from GBL and other noteholders, the sale by BioMarin of common stock to Acqua Wellington, the sales by BioMarin of common stock in private placements, and the exercise of BioMarin stock options and warrants by third parties, GBL's ownership of BioMarin's outstanding common stock on June 30, 2001 was 27.0%.

                              GLYKO BIOMEDICAL LTD.
                          NOTES TO FINANCIAL STATEMENTS

Since its inception, GBL has incurred a cumulative deficit of $46.8 million and expects to continue to incur losses through 2002 from its share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates. GBL's principal asset is its investment in BioMarin. Accordingly, without further investment in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations for the foreseeable future.

Through June 30, 2001, BioMarin had accumulated losses during its development stage of approximately $102.2 million. Based on current plans, BioMarin expects to incur further losses at least through 2002. BioMarin's management believes that its cash and cash equivalents and short-term investments balances at June
30, 2001 will be sufficient to meet the Company's obligations at least through the end of 2002. Until BioMarin can generate sufficient levels of cash from its operations, BioMarin expects to continue to finance future cash needs through the sale of equity securities, equipment-based financing, and collaborative agreements with corporate partners. Management of GBL does not believe that there has been any impairment of its investment in BioMarin.

2. Summary of Significant Accounting Policies

The accompanying financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars as substantially all of the Company's operations were located in the United States. BioMarin's consolidated results of operations have been reported in the accompanying financial statements based on the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates:

The preparation of the Company's financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents:

Cash and cash equivalents consist of amounts held with banks and short-term investments with original maturities of 90 days or less when purchased.

Short-term Investments:

Short-term investments are considered to be held to maturity. As of December 31, 2000 short-term investments consisted of A1/P1 grade commercial paper. These investments are recorded at cost, which approximates fair market value. As of June 30, 2001 short-term investments consisted of United States Treasury Bills.

Sale of Glyko, Inc. and Investment in BioMarin Pharmaceutical Inc.:

BioMarin acquired Glyko from GBL through the exchange of BioMarin stock for Glyko stock and accounted for the acquisition based upon the fair market value of the BioMarin stock issued. In consolidating Glyko, BioMarin recorded intangible assets, including goodwill, to the extent that the fair market value of the stock issued exceeded the fair market value of Glyko's tangible assets acquired. However, as GBL exchanged one investment for another, it recorded the stock of BioMarin received at the historical cost basis of its investment in Glyko. GBL accounts for its investment in BioMarin using the equity method of accounting. However, GBL does not record its share of the losses recorded by BioMarin related to the amortization of intangible assets recorded in connection with the acquisition of Glyko. For the three-and six-month periods ended June 30, 2001 and 2000, BioMarin recorded a charge to operations for the amortization of goodwill and other intangible assets of $504,000 and $1,008,000, and $271,000 and $543,000, respectively.

In addition, to the extent that the issuance of stock by BioMarin to third parties results in a change in the Company's ownership interest in the net assets of BioMarin, the Company reflects this change in its

                              GLYKO BIOMEDICAL LTD.
                          NOTES TO FINANCIAL STATEMENTS

additional paid-in capital and its investment in BioMarin. At June 30, 2001 the Company recorded an increase to its additional paid-in capital of approximately $9,715,000 as a result of the issuance of common stock to Acqua Wellington and other investors in the private placement of BioMarin stock and the exercise of stock options by BioMarin's employees in the first half of 2001.

Foreign Exchange:

As substantially all of the Company's operations are located in the United States, the Company has adopted the U.S. dollar as its functional currency. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation", any assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at June 30, 2001 and revenues and expenses are translated at the average monthly exchange rates. Transaction gains and losses included in the statements of operations are not material.

Net Loss per Share:

Potentially dilutive securities outstanding at June 30, 2001 and 2000, respectively, include options for the purchase of 45,000 and 208,000 common shares, respectively. These securities were not considered in the computation of dilutive net loss per share because their effect would be anti-dilutive for the three-and six-month periods ended June 30, 2001 and 2000.

                              GLYKO BIOMEDICAL LTD.
                          NOTES TO FINANCIAL STATEMENTS


3.  Investment in BioMarin Pharmaceutical Inc.

Results of the Company's unconsolidated affiliate, BioMarin, a development stage company, are summarized as follows for the three-and six-month periods ended June 30, 2001 and 2000 and for the period from March 21, 1997 (Inception) to June 30, 2001 (unaudited, in thousands):

                                                                                                                      Period from
                                                                                                                    March 21, 1997
                                                   Three Months Ended June 30,        Six Months Ended June 30,     (Inception) to
                                                    2001              2000            2001              2000         June 30, 2001
                                                --------------   ---------------  --------------   ---------------  ----------------
     Revenues:
       Revenues - products                              $ 496             $ 595         $ 1,188           $ 1,087           $ 5,072
       Revenues - services                                157               118             174               168               621
       Revenues from BioMarin/Genzyme LLC               2,851             2,370           5,542             5,126            21,410
       Revenues - other                                   160                 -             160                 -               453
                                                --------------   ---------------  --------------   ---------------  ----------------
         Total revenues                                 3,664             3,083           7,064             6,381            27,556

     Operating Costs and Expenses
       Cost of products                                   219               144             485               292             1,531
       Cost of services                                    89                20              94                53               339
       Research and development                        11,715             7,917          21,699            16,580            97,115
       Selling, general and administrative              2,309             2,190           4,512             4,186            24,577
       Carson Street closure                                -                 -               -             4,423             4,423
                                                --------------   ---------------  --------------   ---------------  ----------------
         Total operating costs and expenses            14,332            10,271          26,790            25,534           127,985

     Loss from operations                             (10,668)           (7,188)        (19,726)          (19,153)         (100,429)

     Interest income                                      436               802             904             1,590             6,465
     Interest expense                                      (1)               (2)             (3)               (4)             (742)
     Loss from BioMarin/Genzyme LLC                    (1,736)             (698)         (2,844)           (1,255)           (7,476)
                                                --------------   ---------------  --------------   ---------------  ----------------

     Net loss                                       $ (11,969)         $ (7,086)      $ (21,669)        $ (18,822)       $ (102,182)
                                                ==============   ===============  ==============   ===============  ================

     GBL's equity in loss of BioMarin                $ (3,100)         $ (2,181)       $ (5,915)         $ (5,872)        $ (33,482)
                                                ==============   ===============  ==============   ===============  ================









        The accompanying notes are an integral part of these statements.







                                       8

                              GLYKO BIOMEDICAL LTD.
                          NOTES TO FINANCIAL STATEMENTS

During the first quarter of 2000, BioMarin decided to close its Carson Street clinical manufacturing facility. In connection with this decision BioMarin recorded a charge of approximately $4.4 million. The charge primarily consisted of impairment reserves for leasehold improvements and equipment located in the Carson Street facility.

4. Note Receivable

In November 1998, per the terms of the BioMarin acquisition of Glyko, GBL loaned $712,261 to an officer of the Company to exercise expiring stock options. The loan is secured by the stock and is a full recourse note. The note matured in May 2001 and the Company expects the note will be repaid in the third quarter of 2001.

5. New Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development acquired in business combinations will continue to be written off immediately; Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. The adoption of SFAS No. 142 in January 2002 will not have a material impact on the Company's financial statements.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with our financial statements and their notes appearing elsewhere in this document.

The following management's discussion and analysis of financial condition and results of operations contains "forward-looking statements" as defined under securities laws. These statements can often be identified by the use of terminology such as "believes," "expects," "anticipates," "plans," "may," "will," "projects," "continues," "estimates," "potential," "opportunity" and so on. These forward-looking statements may be found in the "Factors that May Affect Future Results," and other sections of this document. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in "Factors that May Affect Future Results," as well as those discussed elsewhere in this document.

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

Overview

As a result of our sale of Glyko to BioMarin on October 7, 1998, we have no operating activities and our principal asset is our investment in BioMarin. At this time, we have no plans to commence any operating activities or to diversify our assets. We are a Canadian holding company that at June 30, 2001 owned 27.0% of the capital stock of BioMarin Pharmaceutical Inc. We record BioMarin's results of operations using the equity method of accounting. Numerical references in the following discussion are rounded to the nearest thousand.

We have incurred losses for all periods presented. The primary component of these losses was our share of the net loss of BioMarin, which is accounted for under the equity method of accounting. We expect to continue to incur losses through 2002 due to our share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. The BioMarin losses do not have an impact on our cash position. While BioMarin has an accumulated deficit of $102.2 million at June 30, 2001 and is expected to incur significant losses through 2002, we do not believe that there has been any impairment of our investment in BioMarin

Results of Operations

The Quarters Ended June 30, 2001 and 2000

There were no revenues or cost of revenues for the quarters ended June 30, 2001 and 2000 due to the sale of the Company's operating entity, Glyko, Inc. to BioMarin in October 1998.

There were no research and development expenses for the quarters ended June 30, 2001 and 2000 due to the Company's sale of Glyko, Inc. to BioMarin in October 1998.

General and administrative expenses were $89,000 for the quarter ended June 30, 2001, an increase of $9,000 from general and administrative expenses of $80,000 incurred for the quarter ended June 30, 2000. The increase was primarily due to the GBL web site development and implementation expenses incurred in 2001. General and administrative expenses for the quarters ended June 30, 2001 and 2000 primarily represented legal fees, management fees billed by BioMarin for management, accounting, finance and government reporting, and other expenses including press releases, website expenses, transfer agent, printing, audit and tax, and postage.

Equity in the loss of BioMarin for the quarter ended June 30, 2001 was $3.1 million compared to $2.2 million for the quarter ended June 30, 2000, an increase of $919,000. This increase is due primarily to GBL's percentage of the BioMarin research and development expenses incurred in the second quarter of 2001, in support of its Aldurazyme, rhASB and Vibriolysin programs.

Interest income earned for the quarters ended June 30, 2001 and 2000 of $34,000 and $15,000, respectively, resulted from earnings on cash invested in short-term interest bearing accounts. The increase in interest income in the second quarter 2001 as compared to the same period in 2000 resulted from interest earned from commercial paper and U.S. Treasury Bills purchased in September 2000 and May 2001, respectively. Interest expense for the quarters ended June 30, 2001 and 2000 was immaterial.

Six Months Ended June 30, 2001 and 2000

There were no revenues or cost of revenues for first half of 2001 and 2000 due to the sale of the Company's operating entity, Glyko, Inc. to BioMarin in October 1998.

There were no research and development expenses for first half of 2001 and 2000 due to the Company's sale of Glyko, Inc. to BioMarin in October 1998.

General and administrative expenses were $159,000 for the first half of 2001, an increase of $26,000 from general and administrative expenses of $133,000 incurred in the first half of 2000. The increase was primarily due to a new directors and officers liability insurance policy, legal expenses, and web site development and implementation expenses incurred in 2001. General and administrative expenses for the first half of 2001 and 2000 primarily represented legal fees, management fees billed by BioMarin for management, accounting, finance and government reporting, and other expenses including press releases, website expenses, insurance, transfer agent, printing, audit and tax, and postage.

Equity in the loss of BioMarin for the first half of 2001 and 2000 was $5.9 million which is due primarily to GBL's percentage of the increased research and development expenses incurred by BioMarin in 2001, in support of the Aldurazyme, rhASB and Vibriolysin programs, offset by GBL's portion of the $4.4 million charge in the first quarter of 2000 associated with the closure of one of BioMarin's facilities.

Interest income earned for the first half of 2001 and 2000 of $54,000 and $23,000, respectively, resulted from earnings on cash invested in short-term interest bearing accounts. The increase in interest income in the first half of 2001 as compared to the same period in 2000 resulted from interest earned from U.S. Treasury Bills purchased in January and May 2001. Interest expense for the first half of 2001 and 2000 was immaterial.

Liquidity and Capital Resources

Our combined cash and short-term investments position decreased by $106,000 in the first half of 2001 to $1.7 million due to the use of cash for operating activities during the first half of 2001.

Since our inception, we have incurred a cumulative deficit of $46.8 million and we expect to continue to incur losses through 2002 due to our share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates. As a result of our sale of Glyko on October 7, 1998, we have no operating activities or operational employees. Since October 8, 1998, we have agreed to pay BioMarin a monthly management fee for its services to us primarily relating to management, accounting, finance and government reporting. BioMarin had accrued receivables relating to these services of $31,000 and $9,000 at June 30, 2001 and December 31, 2000, respectively. Accordingly, without further investment in other companies or technologies, we believe that we have sufficient cash to sustain planned operations for the foreseeable future.

Through June 30, 2001, BioMarin had accumulated losses during its development stage of approximately $102.2 million. Based on current plans, BioMarin expects to incur further losses at least through 2002. BioMarin's management believes that its cash and cash equivalents and short-term investments balances at June
30, 2001 will be sufficient to meet the Company's obligations at least through the end of 2002. Until BioMarin can generate sufficient levels of cash from its operations, BioMarin expects to continue to finance future cash needs through the sale of equity securities, equipment-based financing, and collaborative agreements with corporate partners. Management of GBL does not believe that there has been any impairment of its investment in BioMarin. See "Factors That May Affect Future Results - Dependence on Investment in BioMarin," "- History of Operating Losses - Uncertainty of Future Profitability."

New Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development acquired in business combinations will continue to be written off immediately; Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. The adoption of SFAS No. 142 in January 2002 will not have a material impact on the Company's financial statements.

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

Dependence on Investment in BioMarin

As of June 30, 2001, our principal asset was our 27.0% ownership of BioMarin's outstanding capital stock. Our success is dependent on the successful operations of BioMarin including, but not limited to, BioMarin's ability to receive FDA approval of existing and future pharmaceutical product candidates, BioMarin's ability to retain key personnel, BioMarin's ability to manufacture and market products effectively and successfully and BioMarin's ability to raise additional cash to fund future operations. BioMarin is a development stage company, with its only revenues currently being earned from the sale of its analytic and diagnostic products resulting from the acquisition of Glyko, Inc., cost reimbursement revenues for services performed from its joint venture with Genzyme for development and commercialization of Aldurazyme and revenue from a SBIR grant. Lack of Diversification

Our investment assets are not diversified and therefore the market price of our common stock is directly dependent on the market price for shares of BioMarin's common stock. Shares of BioMarin's common stock have been highly volatile. During the twelve months from July 1, 2000, the high and low closing prices of BioMarin's common stock were $21.75 and $7.156, respectively. In order to minimize this risk, we would need to reduce our reliance on our investment in BioMarin. At this time, we do not intend to diversify our holdings for tax and other reasons.

History of Operating Losses - Uncertainty of Future Profitability

Since our inception, we have incurred a cumulative deficit of $46.8 million and we expect to continue to incur losses through 2002 due to our share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates. As a result of our sale of Glyko on October 7, 1998, we have no operating activities or operational employees and our principal asset is our investment in BioMarin.

        Item 3. Quantitative and Qualitative Disclosure about Market Risk


As of June 30, 2001 we held 11,367,617 shares of BioMarin's common stock representing 27.0% of BioMarin's outstanding common stock. These securities represent substantially our only asset. These securities have been acquired for investment purposes rather than for trading purposes. The value of our common stock may be substantially influenced by the value of BioMarin's common stock. Following BioMarin's initial public offering (IPO) in July 1999, BioMarin's common stock is traded on the Nasdaq National Market and the Swiss Exchange (SWX New Market). There are many risks associated with the listing of these securities on two markets and with BioMarin's business itself. We are subject to additional risks as our investment portfolio is non-diversified and there are no plans in the foreseeable future to diversify our investment portfolio.

In May 2001, we purchased $1.4 million in short-term United States Treasury Bills. Our policy is to continue to own only United States Treasury securities.

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

Item 4.   Submission of Matters to a Vote of Security Holders.             None.

Item 5.   Other Information.                                               None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) The following documents are filed as part of this report:

                None.

          (b) Reports on Form 8K

                No reports were filed on Form 8-K during the three months ended June 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GLYKO BIOMEDICAL LTD.


Dated: August 14, 2001           By:  /s/ Erich Sager
-------------------------             -----------------------
                                      Erich Sager
                                      President and Chief Executive Officer
                                      (on behalf of registrant and as principal
                                      financial officer)