Form 10-Q
period 2001-09-30
GLYKO BIOMEDICAL LTD
filed 2001-11-14
CIK 908401

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

 [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934

                  For the quarterly period ended September 30, 2001

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

                                 (416) 863-2400
              (Registrant's telephone number, including area code)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,352,823 common shares outstanding as of October 31, 2001.

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

         Item 2. Management's Discussion and Analysis .......................10

         Item 3. Quantitative and Qualitative Disclosure about Market Risk...13

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings .........................................14

         Item 2.  Changes in Securities .....................................14

         Item 3.  Defaults upon Senior Securities............................14

         Item 4.  Submission of Matters to a Vote of Security Holders........14

         Item 5.  Other Information .........................................14

         Item 6.  Exhibits and Reports on Form 8-K...........................14

SIGNATURE....................................................................15



                                                                          PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                                                                GLYKO BIOMEDICAL LTD.
                                                                   BALANCE SHEETS
                                                                  (In U.S. dollars)

                                                                           September 30,                  December 31,
                                                                                2001                        2000
                                                                      -------------------------    -----------------------
Assets                                                                        (Unaudited)
Current assets:
  Cash and cash equivalents                                                       $  2,485,884               $    408,133
  Short-term investments                                                                                        1,397,217
  Interest receivable                                                                                              29,876
                                                                      -------------------------    -----------------------
    Total current assets                                                             2,485,884                  1,835,226
Investment in BioMarin Pharmaceutical Inc.                                          20,844,159                 19,020,505
                                                                      -------------------------    -----------------------
    Total assets                                                                  $ 23,330,043               $ 20,855,731
                                                                      =========================    =======================

Liabilities and Shareholders' Equity
Current liabilities:
  Accrued liabilities                                                             $    359,366                  $ 315,438
                                                                      -------------------------    -----------------------
    Total current liabilities                                                          359,366                    315,438
                                                                      -------------------------    -----------------------

Shareholders' equity:
  Common shares, no par value, unlimited shares
    authorized, 34,352,823 shares issued and
    outstanding at both September 30, 2001 and
    December 31, 2000.                                                              22,535,096                 22,535,096
  Additional paid-in capital                                                        50,206,006                 39,561,634
  Note receivable from shareholder                                                           -                   (801,837)
  Accumulated deficit                                                              (49,770,425)               (40,754,600)
                                                                      -------------------------    -----------------------
    Total shareholders' equity                                                      22,970,677                 20,540,293
                                                                      -------------------------    -----------------------
    Total liabilities and shareholders' equity                                    $ 23,330,043               $ 20,855,731
                                                                      =========================    =======================



                          The accompanying notes are an integral part of these statements.














                                       2

                 GLYKO BIOMEDICAL LTD.
                STATEMENTS OF OPERATIONS
              (In U.S. dollars, Unaudited)


                                              Three Months Ended September 30,               Nine Months Ended September 30,
                                               2001                     2000                   2001                   2000
                                        -------------------       ------------------    -------------------     ------------------
Expenses:
  General and administrative                  $    158,208          $    150,500           $    317,617            $    283,371
                                        -------------------       ------------------    -------------------     ------------------
    Total expenses                                 158,208               150,500                317,617                 283,371
                                        -------------------       ------------------    -------------------     ------------------

Loss from operations                              (158,208)             (150,500)              (317,617)               (283,371)
Equity in loss of BioMarin Pharmaceutical Inc.  (2,827,806)           (2,366,036)            (8,742,645)             (8,238,389)
Interest income                                     (9,938)               17,934                 44,437                  40,508

                                        -------------------       ------------------    -------------------     ------------------
Net loss                                      $ (2,995,952)         $ (2,498,602)          $ (9,015,825)           $ (8,481,252)
                                        ===================       ==================    ===================     ==================


Net loss per common share,
  basic and diluted                                $ (0.09)              $ (0.07)              $ (0.26)                 $ (0.25)
                                        ===================       ==================    ===================     ==================

Weighted average common shares
  outstanding, basic and diluted                34,352,823            34,231,311             34,352,823              33,767,513
                                        ===================       ==================    ===================     ==================













        The accompanying notes are an integral part of these statements.













                       GLYKO BIOMEDICAL LTD.
                      STATEMENTS OF CASH FLOWS
                    (In U.S. dollars, Unaudited)



                                                                           Nine Months Ended September 30,
                                                                             2001                   2000
                                                                     ---------------------   -------------------
Cash flows from operating activities:
  Net loss                                                               $ (9,015,825)         $ (8,481,252)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
  Equity in loss of BioMarin Pharmaceutical Inc.                            8,742,645             8,238,389
  Changes in assets and liabilities:
   Interest receivable                                                         29,876                (7,407)
   Accrued liabilities                                                         43,928               161,234
                                                                     ---------------------   -------------------
  Total adjustments                                                         8,816,449             8,392,216
                                                                     ---------------------   -------------------
   Net cash used in operating activities                                     (199,376)              (89,036)

Cash flows from investing activities:
  Sale of short-term investments                                             1,397,217                     -
                                                                     ---------------------   -------------------
    Net cash provided by investing activities                                1,397,217                     -

Cash flows from financing activities:
  Proceeds from exercise of common share options and
    warrants                                                                        -             1,633,765
Repayment of note receivable from shareholder                                 897,911                     -
                                                                    ---------------------   -------------------
    Net cash provided by financing activities                                 897,911             1,633,765

                                                                     ---------------------   -------------------
Net increase in cash and cash equivalents                                   2,077,751             1,544,729
Cash and cash equivalents, beginning of period                                408,133               574,648
                                                                     ---------------------   -------------------
Cash and cash equivalents, end of period                                 $  2,485,884          $  2,119,377
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

        In October 1996, GBL formed BioMarin Pharmaceutical Inc. (BioMarin), a Delaware corporation in the development stage, to develop BioMarin's pharmaceutical products. BioMarin began business on March 21, 1997 (inception) and subsequently issued 1.5 million shares of common stock to GBL for $1.5 million. As consideration for a certain license agreement dated June 1997, BioMarin issued GBL 7 million shares of BioMarin common stock. Beginning in October 1997, BioMarin raised capital from third parties. As of December 31, 1997, the Company began recording its share of BioMarin's net loss utilizing the equity method of accounting. On June 30, 1998, GBL made an additional $1 million investment in BioMarin.

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

        In January 2001, BioMarin signed an agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) for an equity investment in BioMarin. In August 2001, this agreement was terminated and a new agreement was signed in order to comply with recent guidance from the Securities and Exchange Commission (SEC). The new agreement allows for the purchase of up to 2,500,000 shares (a reduction of 1,500,000 shares from the original agreement). Under the terms of the new agreement, BioMarin will have the option to request Acqua Wellington to invest through sales of registered common stock at a small discount to market price. The maximum amount that BioMarin may request to be invested in any one month is dependent upon the market price of the stock (or can be mutually agreed-upon by both parties) and is referred to as the "Draw Down Amount." Subject to certain conditions, Acqua Wellington is obligated to purchase this amount if requested to do so by BioMarin. In addition, BioMarin may, at its discretion, grant a "Call Option" to Acqua Wellington for an additional investment in an amount up to the "Draw Down Amount" which Acqua Wellington may or may not choose to exercise. Through September 30, 2001, Acqua Wellington purchased 282,518 shares for $3 million ($2.8 million net of issuance costs, the majority of which will be nonrecurring upon future transactions associated with this agreement). Under this agreement, Acqua Wellington may also purchase stock and receive similar terms to any other equity financing raised by BioMarin.

        In May 2001, BioMarin completed two private placements of its securities, raising total net proceeds of approximately $42.5 million. On May 16, 2001, BioMarin sold 4,763,712 shares of common stock at $9.45 per share and, for no additional consideration, issued three-year warrants to purchase 714,554 shares of common stock at an exercise price of $13.10 per share. On May 17, 2001 a fund managed by Acqua Wellington purchased 105,821 shares of common stock and received warrants to purchase 15,873 shares of common stock on the same price and terms as the May 16, 2001 transaction.

        As a result of BioMarin's IPO, concurrent with the conversion of the notes from GBL and other noteholders, the sale by BioMarin of common stock to Acqua Wellington, the sales by BioMarin of common stock in private placements, and the exercise of BioMarin stock options and warrants by third parties, GBL's ownership of BioMarin's outstanding common stock on September 30, 2001 was 26.9%.

                              GLYKO BIOMEDICAL LTD.
                          NOTES TO FINANCIAL STATEMENTS


        Since its inception, GBL has incurred a cumulative deficit of $49.8 million and expects to continue to incur losses through 2002 from its share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates. GBL's principal asset is its investment in BioMarin. Accordingly, without further investment in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations for the foreseeable future.


        Through September 30, 2001, BioMarin had accumulated losses during its development stage of approximately $113.2 million. Based on current plans, BioMarin expects to incur further losses at least through 2002. BioMarin's management believes that its cash and cash equivalents and short-term investments balances at September 30, 2001 will be sufficient to meet BioMarin's obligations through the next twelve months. Until BioMarin can generate sufficient levels of cash from its operations, BioMarin expects to continue to finance future cash needs through the sale of equity securities, equipment-based financing, and collaborative agreements with corporate partners. Management of GBL does not believe that there has been any impairment of its investment in BioMarin.

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

        Short-term Investments:

        Short-term investments are considered to be held to maturity. As of December 31, 2000 short-term investments consisted of A1/P1 grade commercial paper. These investments are recorded at cost, which approximates fair market value. As of September 30, 2001 there are no short-term investments.

        Sale of Glyko, Inc. and Investment in BioMarin Pharmaceutical Inc.:

        BioMarin acquired Glyko from GBL through the exchange of BioMarin stock for Glyko stock and accounted for the acquisition based upon the fair market value of the BioMarin stock issued. In consolidating Glyko, BioMarin recorded intangible assets, including goodwill, to the extent that the fair market value of the stock issued exceeded the fair market value of Glyko's tangible assets acquired. However, as GBL exchanged one investment for another, it recorded the stock of BioMarin received at the historical cost basis of its investment in Glyko. GBL accounts for its investment in BioMarin using the equity method of accounting. However, GBL does not record its share of the losses recorded by BioMarin related to the amortization of intangible assets recorded in connection with the acquisition of Glyko. For the three-and nine-month periods ended September 30, 2001 and 2000, BioMarin recorded a charge to operations for the amortization of goodwill and other intangible assets of $554,000 and $1,711,000, and $504,000 and $1,047,000, respectively.

        In addition, to the extent that the issuance of stock by BioMarin to third parties results in a change in the Company's ownership interest in the net assets of BioMarin, the Company reflects this change in its

                              GLYKO BIOMEDICAL LTD.
                          NOTES TO FINANCIAL STATEMENTS

       additional paid-in capital and its investment in BioMarin. The Company recorded an increase to its additional paid-in capital of approximately $474,000 and $10,566,000 as a result of its share in BioMarin funds raised by third parties in the three-month period and nine-month period ended September 30, 2001, respectively.

       Foreign Exchange:

       As substantially all of the Company's operations are located in the United States, the Company has adopted the U.S. dollar as its functional currency. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation", any assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at September 30, 2001 and revenues and expenses are translated at the average monthly exchange rates. Transaction gains and losses included in the statements of operations are not material.

       Net Loss per Share:

       Potentially dilutive securities outstanding at September 30, 2001 and 2000, respectively, include options for the purchase of 45,000 and 9,000 common shares, respectively. These securities were not considered in the computation of dilutive net loss per share because their effect would be anti-dilutive for the three-and nine-month periods ended September 30, 2001 and 2000.

                              GLYKO BIOMEDICAL LTD.
                          NOTES TO FINANCIAL STATEMENTS


       3. Investment in BioMarin Pharmaceutical Inc.

       Results of the Company's unconsolidated affiliate, BioMarin, a development stage company, are summarized as follows for the three-and nine-month periods ended September 30, 2001 and 2000 and for the period from March 21, 1997 (Inception) to September 30, 2001 (unaudited, in thousands):

                                                                                                                      Period from
                                                                                                                    March 21, 1997
                                                Three Months Ended September 30,  Nine Months Ended September 30,  (Inception) to
                                                    2001              2000            2001              2000      September 30, 2001
                                                --------------   ---------------  --------------   ---------------  ----------------
     Revenues:
       Revenues - products                              $ 572             $ 662         $ 1,760           $ 1,749           $ 5,644
       Revenues - services                                 71                 9             245               177               692
       Revenues from BioMarin/Genzyme LLC               3,079             2,136           8,621             7,262            24,489
       Revenues - other                                    22                 -             182                 -               475
                                                --------------   ---------------  --------------   ---------------  ----------------
         Total revenues                                 3,744             2,807          10,808             9,188            31,300
                                                --------------   ---------------  --------------   ---------------  ----------------
     Operating Costs and Expenses
       Cost of products                                   234               188             719               480             1,765
       Cost of services                                    47                 6             141                59               386
       Research and development                        10,143             8,529          31,842            25,109           107,258
       Selling, general and administrative              2,993             2,331           7,505             6,517            27,570
       Carson Street closure                                -                 -               -             4,423             4,423
                                                --------------   ---------------  --------------   ---------------  ----------------
         Total operating costs and expenses            13,417            11,054          40,207            36,588           141,402
                                                --------------   ---------------  --------------   ---------------  ----------------

     Loss from operations                              (9,673)           (8,247)        (29,399)          (27,400)         (110,102)

     Interest income                                      530               691           1,434             2,281             6,995
     Interest expense                                      (8)               (2)            (11)               (6)             (750)
     Loss from BioMarin/Genzyme LLC                    (1,864)             (590)         (4,708)           (1,845)           (9,340)
                                                --------------   ---------------  --------------   ---------------  ----------------

     Net loss                                       $ (11,015)         $ (8,148)      $ (32,684)        $ (26,970)       $ (113,197)
                                                ==============   ===============  ==============   ===============  ================

     GBL's equity in loss of BioMarin                $ (2,828)         $ (2,366)       $ (8,743)         $ (8,238)        $ (36,310)
                                                ==============   ===============  ==============   ===============  ================



       During the first quarter of 2000, BioMarin decided to close its Carson Street clinical manufacturing facility. In connection with this decision BioMarin recorded a charge of approximately $4.4 million. The charge primarily consisted of impairment reserves for leasehold improvements and equipment located in the Carson Street facility.

       4. Note Receivable

       In November 1998, per the terms of the BioMarin acquisition of Glyko, GBL loaned $712,261 to an officer of the Company to exercise expiring stock options. The note matured in May 2001 and the note plus accrued interest was repaid in the third quarter of 2001.

                              GLYKO BIOMEDICAL LTD.
                          NOTES TO FINANCIAL STATEMENTS

       5. New Accounting Pronouncements

       SFAS 141 and 142:

       On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development acquired in business combinations will continue to be written off immediately; goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. Management is currently assessing the impact of the new standards. The adoption of SFAS No. 142 in January 2002 will not have a material impact on the Company's financial statements.

       SFAS 143:

       In June 2001, the FASB approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2002 for GBL. Management does not expect this standard to have a material impact on GBL's financial position or results of operations.

       SFAS 144:

       In August 2001, the FASB approved for issuance SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 will be effective January 1, 2002 for GBL. Management does not expect this standard to have a material impact on GBL's financial position or results of operations.

       6. Subsequent Events


       On October 31, 2001, BioMarin purchased from IBEX Technologies Inc. (TSE:
       IBT) and its subsidiaries the intellectual property and other assets associated with the IBEX therapeutic enzyme drug products (including NeutralaseTM and Phenylase) for $10.4 million, consisting of $2 million in cash and $8.4 million in BioMarin common stock at $10.218 per share (814,647 shares). The purchase also includes up to approximately $9.5 million in contingency payments upon regulatory approval of Neutralase and Phenylase, provided that approval occurs within five years. The transaction will be accounted for using the purchase method of accounting and will be reflected in the fourth quarter 2001 consolidated financial statements. It is estimated that a substantial portion of the purchase price will be allocated to in-process research and development, which, under GAAP, will be immediately expensed by BioMarin.


       During October 2001, BioMarin sold to Acqua Wellington, utilizing BioMarin's equity line facility, 1,061,676 shares of its common stock for $10.4 million (net of $105,000 of issuance costs).

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

Overview

As a result of our sale of Glyko to BioMarin on October 7, 1998, we have no operating activities and our principal asset is our investment in BioMarin. At this time, we have no plans to commence any operating activities or to diversify our assets. We are a Canadian holding company that at September 30, 2001 owned 26.9% of the capital stock of BioMarin Pharmaceutical Inc. We record BioMarin's results of operations using the equity method of accounting. Numerical references in the following discussion are rounded to the nearest thousand.

We have incurred losses for all periods presented. The primary component of these losses was our share of the net loss of BioMarin, which is accounted for under the equity method of accounting. We expect to continue to incur losses through 2002 due to our share of BioMarin's net loss resulting from BioMarin's ongoing research and development of pharmaceutical product candidates. The BioMarin losses do not have an impact on our cash position. While BioMarin has an accumulated deficit of $113.2 million at September 30, 2001 and is expected to incur significant losses through 2002, we do not believe that there has been any impairment of our investment in BioMarin.

Results of Operations

The Quarters Ended September 30, 2001 and 2000

There were no revenues or cost of revenues for the quarters ended September 30, 2001 and 2000 due to the sale of the Company's operating entity, Glyko, Inc. to BioMarin in October 1998.

There were no research and development expenses for the quarters ended September 30, 2001 and 2000 due to the Company's sale of Glyko, Inc. to BioMarin in October 1998.

General and administrative expenses were $158,000 for the quarter ended September 30, 2001, an increase of $7,000 from general and administrative expenses of $151,000 incurred for the quarter ended September 30, 2000. The increase was primarily due to Canadian taxes accrued in 2001 on interest due on the note receivable from shareholder partially offset by additional legal expenses and Board travel in 2000 reimbursed by the Company in connection with the proxy contest launched by dissenting shareholders. General and administrative expenses for the quarters ended September 30, 2001 and 2000 primarily represented legal fees, management fees billed by BioMarin for management, accounting, finance and government reporting, Board travel, tax on note receivable interest and other expenses including press releases, transfer agent, printing, audit and tax, and postage.

Equity in the loss of BioMarin for the quarter ended September 30, 2001 was $2.8 million compared to $2.4 million for the quarter ended September 30, 2000, an increase of $400,000. This increase is due primarily to GBL's percentage of the BioMarin research and development expenses incurred in the third quarter of 2001, in support of its Aldurazyme, rhASB and Vibriolysin programs.

Interest income earned for the quarters ended September 30, 2001 and 2000 of $(10,000) and $18,000, respectively, resulted from earnings on cash invested in short-term interest bearing accounts. The decrease in interest income in the third quarter 2001 as compared to the same period in 2000 resulted from a $20,000 adjustment to reduce interest earnings that were incorrectly reported in the second quarter of 2001. Interest expense for the quarters ended September 30, 2001 and 2000 was immaterial.

Nine Months Ended September 30, 2001 and 2000

There were no revenues or cost of revenues for the nine months ended September 30, 2001 and 2000, respectively, due to the sale of the Company's operating entity, Glyko, Inc. to BioMarin in October 1998.

There were no research and development expenses for the nine months ended September 30, 2001 and 2000, respectively, due to the Company's sale of Glyko, Inc. to BioMarin in October 1998.

General and administrative expenses were $318,000 for the nine months ended September 30, 2001, an increase of $35,000 from general and administrative expenses of $283,000 incurred in the nine months ended September 30, 2000. The increase was primarily due to Canadian taxes on interest due on the note receivable from shareholder, a new directors and officers liability insurance policy, and web site development and implementation expenses incurred in 2001. General and administrative expenses for the nine months ended September 30, 2001 and 2000 represented legal fees, management fees billed by BioMarin for management, accounting, finance and government reporting, Board travel, Canadian tax on note receivable interest and other expenses including press releases, website expenses, insurance, transfer agent, printing, audit and tax, and postage.

Equity in the loss of BioMarin for the nine months ended September 30, 2001 was $8.7 million, an increase of $0.5 million from $8.2 million incurred in the nine months ended September 30, 2000. The increase is due primarily to GBL's decreased percentage of the research and development expenses incurred by BioMarin in 2001, in support of the Aldurazyme, rhASB and Vibriolysin programs, offset by GBL's portion of the $4.4 million charge in the first quarter of 2000 associated with the closure of one of BioMarin's facilities.

Interest income earned for the nine months ended September 30, 2001 and 2000 of $44,000 and $41,000, respectively, resulted from earnings on cash invested in short-term interest bearing accounts. The increase in interest income in the nine months ended September 30, 2001 as compared to the same period in 2000 resulted from interest earned from U.S. Treasury Bills purchased in January and May 2001. Interest expense for the nine months ended September 30, 2001 and 2000 was immaterial.

Liquidity and Capital Resources

Our combined cash and short-term investments position increased by $681,000 in the nine months ended September 30, 2001 to $2.5 million due to the repayment of the note receivable and accrued interest from a former officer of $880,000, offset by the use of cash for operating activities during the nine months ended September 30, 2001 of $218,000.

Since our inception, we have incurred a cumulative deficit of $49.8 million and we expect to continue to incur losses through 2002 due to our share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's drug product programs. As a result of our sale of Glyko on October 7, 1998, we have no operating activities or operational employees. Since October 8, 1998, we have agreed to pay BioMarin a monthly management fee for its services to us primarily relating to management, accounting, finance and government reporting. BioMarin had accrued receivables relating to these services of $25,000 and $9,000 at September 30, 2001 and December 31, 2000, respectively. Accordingly, without further investment in other companies or technologies, we believe that we have sufficient cash to sustain planned operations for the foreseeable future.

Through September 30, 2001, BioMarin had accumulated losses during its development stage of approximately $113.2 million. Based on current plans, BioMarin expects to incur further losses at least through 2002. BioMarin's management believes that its cash and cash equivalents and short-term investments balances at September 30, 2001 will be sufficient to meet BioMarin's obligations at least through the next twelve months. Until BioMarin can generate sufficient levels of cash from its operations, BioMarin expects to continue to finance future cash needs through the sale of equity securities, equipment-based financing, and collaborative agreements with corporate partners. Management of GBL does not believe that there has been any impairment of its investment in BioMarin. See "Factors That May Affect Future Results - Dependence on Investment in BioMarin," "- History of Operating Losses - Uncertainty of Future Profitability."

New Accounting Pronouncements

SFAS 141 and 142:

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development acquired in business combinations will continue to be written off immediately; goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. Management is currently assessing the impact of the new standards. The adoption of SFAS No. 142 in January 2002 will not have a material impact on the Company's financial statements.

SFAS 143:

In June 2001, the FASB approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2002 for GBL. Management does not expect this standard to have a material impact on GBL's financial position or results of operations.

SFAS 144:

In August 2001, the FASB approved for issuance SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 will be effective January 1, 2002 for GBL. Management does not expect this standard to have a material impact on GBL's financial position or results of operations.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

       An investment in our common stock involves a high degree of risk. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. Before purchasing these securities, you should carefully consider the following risk factors, as well as other information contained in this quarterly report or incorporated by reference into this quarterly report. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment.

Dependence on Investment in BioMarin

As of September 30, 2001, our principal asset was our 26.9% ownership of BioMarin's outstanding capital stock. Our success is dependent on the successful operations of BioMarin including, but not limited to, BioMarin's ability to receive FDA approval of existing and future drug products, BioMarin's ability to retain key personnel, BioMarin's ability to manufacture and market products effectively and successfully and BioMarin's ability to raise additional cash to fund future operations. BioMarin is a development stage company, with its only revenues currently being earned from the sale of its analytic and diagnostic products resulting from the acquisition of Glyko, Inc., cost reimbursement revenues for services performed from its joint venture with Genzyme for development and commercialization of Aldurazyme and revenue from a SBIR grant.

Lack of Diversification

Our investment assets are not diversified and therefore the market price of our common stock is directly dependent on the market price for shares of BioMarin's common stock. Shares of BioMarin's common stock have been highly volatile. During the twelve months beginning October 1, 2000, the high and low closing prices of BioMarin's common stock were $17.63 and $7.16, respectively. In order to minimize this risk, we would need to reduce our reliance on our investment in BioMarin. At this time, we do not intend to diversify our holdings for tax and other reasons.

History of Operating Losses - Uncertainty of Future Profitability


Since our inception, we have incurred a cumulative deficit of $49.8 million and we expect to continue to incur losses through 2002 due to our share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates. As a result of our sale of Glyko on October 7, 1998, we have no operating activities or operational employees and our principal asset is our investment in BioMarin.



        Item 3. Quantitative and Qualitative Disclosure about Market Risk


As of September 30, 2001 we held 11,367,617 shares of BioMarin's common stock representing 26.9% of BioMarin's outstanding common stock. These securities represent substantially our only asset. These securities have been acquired for investment purposes rather than for trading purposes. The value of our common stock may be substantially influenced by the value of BioMarin's common stock. Following BioMarin's initial public offering (IPO) in July 1999, BioMarin's common stock is traded on the Nasdaq National Market and the Swiss Exchange (SWX New Market). There are many risks associated with the listing of these securities on two markets and with BioMarin's business itself. We are subject to additional risks as our investment portfolio is non-diversified and there are no plans in the foreseeable future to diversify our investment portfolio.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.                                      None.

Item 2.           Changes in Securities.                                  None.

Item 3.           Defaults upon Senior Securities.                        None.

Item 4.           Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting, held on September 20, 2001, the Company's shareholders took the following action:

(a)      The following directors were nominated to serve until the next Annual
         Meeting:
                                                   Vote
     Director Elected                   For                   Against Withheld
     ----------------                   ---                   ------- --------
     David G.P. Allan              13,569,952                 Nil        100
     Joerg Gruber                  13,569,952                 Nil        100
     Hannes M. Glaus               13,569,952                 Nil        100
     John A. Kolada                13,569,952                 Nil        100
     Urs Specker                   13,569,952                 Nil        100
     Jeffrey C. Trossman           13,569,952                 Nil        100

(b) Arthur Andersen LLP was appointed as the Company's auditors, by a vote of 13,570,052 shares in favor, no shares against, and no shares withheld.

         There were 20,782,871 shares that were not represented at the meeting. Of those shares that were represented at the meeting, none abstained from all matters presented to the meeting including broker non-votes.

Item 5.           Other Information.                                      None.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a) The following documents are filed as part of this report:

                       None.

                  (b) Reports on Form 8K

                       No reports were filed on Form 8-K during the three months ended September 30, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             GLYKO BIOMEDICAL LTD.


Dated: November 14, 2001   By:  /s/ Erich Sager
------------------------       -------------------------------------------
                                Erich Sager
                                President and Chief Executive Officer
                                (on behalf of registrant and as principal
                                financial officer)