Form 10-K
period 2001-12-31
GLYKO BIOMEDICAL LTD
filed 2002-04-01
CIK 908401

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
         (Mark One)
         [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

                                       Or

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

    199 Bay Street, Suite 2800, Toronto, Ontario, Canada                M5L 1A9
          (Address of principal executive offices)                    (Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2002 was US$80,002,999. The number of shares of common stock, no par value, outstanding on March 15, 2002 was 34,352,823.

                              GLYKO BIOMEDICAL LTD.

                                     PART I

This Form 10-K contains "forward-looking statements" as defined under securities laws. Many of these statements can be identified by the use of terminology such as "believes," "expects," "anticipates," "plans," "may," "will," "projects," "continues," "estimates," "potential," "opportunity" and so on. These forward-looking statements may be found in the " Factors That May Affect Future Results," "Description of Business," and other sections of this Annual Report on Form 10-K. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in "Factors That May Affect Future Results," as well as those discussed elsewhere in this Form 10-K. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we might issue in the future. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Form 10-K to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

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

On October 25, 1996, we formed BioMarin Pharmaceutical Inc. ("BioMarin"), a corporation incorporated under the laws of Delaware, to develop our pharmaceutical products. BioMarin is currently a developer of enzyme therapies for debilitating, life-threatening, chronic genetic diseases and other diseases and conditions. It is currently focusing its research and development efforts on four potential products, AldurazymeTM, NeutralaseTM, AryplaseTM and VibrilaseTM. On October 7, 1998, we sold Glyko, Inc to BioMarin. Glyko, Inc. continues to be a wholly-owned subsidiary of BioMarin. As a result of our sale of Glyko, Inc., we have no operating activities or operational employees. Our only significant asset, other than cash and cash equivalents, which are less than 7% of our total assets, is our investment in BioMarin.

On February 25, 2002, BioMarin decided to close the analytics product catalog business of Glyko, Inc. The majority of the Glyko, Inc. employees will be incorporated into BioMarin's pharmaceutical business and such employees will continue to provide necessary analytic and diagnostic support to BioMarin's therapeutic products.

The registered and principal office of BioMarin is 371 Bel Marin Keys Blvd., #210, Novato, California 94949. BioMarin's common stock is listed on the Nasdaq National Market and the SWX Swiss New Market under the symbol "BMRN". It is a reporting company under the Securities Exchange Act of 1934 and regularly files reports on Form 10-K and 10-Q. Most recently, on March 29, 2002, BioMarin filed its annual report on Form 10-K for the year ended December 31, 2001.

Beginning in October 1997, BioMarin commenced raising capital from third parties and engaging in other transactions which resulted in BioMarin issuing common stock to entities other than us. As a result, our percentage ownership interest in BioMarin has continued to decrease. As of December 31, 2000, our ownership percentage had decreased to 30.8%, and by December 31, 2001, our ownership percentage has further decreased to 21.7%.

As of December 31, 1997, we began recording our share of BioMarin's net loss utilizing the equity method of accounting. BioMarin has an accumulated deficit of $148 million at December 31, 2001 and is expected to incur significant losses through 2003. However, based on the financings that BioMarin completed and its market capitalization, we do not believe that there has been any impairment of our investment in BioMarin.

On February 7, 2002, we announced that we had reached a definitive agreement with BioMarin under which all of our outstanding shares will be acquired by BioMarin in exchange for up to 11,367,617 freely tradable shares of BioMarin common stock. If the proposed purchase by BioMarin is approved by stockholders of BioMarin and our shareholders and relevant regulatory authorities, we will become a wholly-owned indirect subsidiary of BioMarin and will concurrently repatriate to British Columbia as a private company with no operations.

Since our inception, we have incurred a cumulative deficit of $55.8 million and we expect to continue to incur losses due to our share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates through the second quarter of 2002 (up until the proposed purchase of us by BioMarin discussed above).

Since October 8, 1998, we have agreed to pay BioMarin a monthly management fee for its services to us primarily relating to management, accounting, finance and government reporting. BioMarin had accrued receivables from us relating to these services of zero and $9,000 at December 31, 2001 and 2000, respectively.

For a more complete description of BioMarin's business, we advise you to review the reports filed by BioMarin with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended December 31, 2001.


                     FACTORS THAT MAY AFFECT FUTURE RESULTS

Consummation of the Transaction

The proposed acquisition of all of our outstanding stock by BioMarin is subject to, among other conditions, the obtaining of regulatory, court and shareholder approvals. The proposed acquisition of all of our outstanding stock by BioMarin is subject to United States and Canadian regulatory approvals and filings, including: (i) approval of the Director under the Canada Business Corporations Act; (ii) listing on Nasdaq of shares of BioMarin common stock issuable in the transaction; and (iii) qualification of the distribution of shares of BioMarin common stock in the relevant Canadian jurisdictions. In addition, the acquisition requires approval by the Superior Court of Justice (Ontario). The acquisition is also subject to obtaining the appropriate approval of the shareholders of Glyko and BioMarin. If these approvals and other conditions are not obtained or satisfied, the acquisition will not be consummated and Glyko will continue to operate as it currently does.

Dependence on Investment in BioMarin

As of December 31, 2001, our principal asset was our 21.7% ownership of BioMarin's outstanding capital stock. Our success is dependent on the successful operations of BioMarin including, but not limited to, BioMarin's ability to receive FDA approval of existing and future pharmaceutical product candidates, BioMarin's ability to retain key personnel, BioMarin's ability to manufacture and market products effectively and successfully and BioMarin's ability to raise additional cash to fund future operations. BioMarin is a development stage company, with its only revenues currently being earned from cost reimbursement revenues for services performed from its joint venture with Genzyme for development and commercialization of Aldurazyme and from an SBIR grant. If the proposed acquisition of us by BioMarin closes, our current shareholders will become direct stockholders of BioMarin and will no longer own our common shares.

Lack Of Diversification

Our investment assets are not diversified and therefore the market price for our common stock is directly dependent on the market price for shares of BioMarin's common stock. Shares of BioMarin's Common Stock have been highly volatile. During the year 2001, the high and low closing prices of BioMarin's common stock on Nasdaq were $14.16 and $7.31, respectively. Issues relating to lack of diversification will no longer be relevant if the acquisition of us by BioMarin is completed.

History of Operating Losses - Uncertainty of Future Profitability

Since our inception, we have incurred a cumulative deficit of $55.8 million and we expect to continue to incur losses due to our share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates through the second quarter of 2002 (up until the proposed purchase of us by BioMarin discussed above). As a result of our sale of Glyko, Inc. on October 7, 1998, we have no operating activities or operational employees and currently our principal asset is our investment in BioMarin. If the acquisition of us by BioMarin closes, shareholders will receive a direct investment in BioMarin common stock and will be subject to the uncertainties of future profitability of BioMarin.

Please also see Factors That May Affect Future Results and other appropriate parts of reports filed by BioMarin with the Securities and Exchange Commission, including its annual report filed on Form 10-K for the year ended December 31, 2001.

Item 2.  Description of Property    None.
         -----------------------

Item 3.  Legal Proceedings          None.
        ------------------

    Item 4. Submission of Matters to a Vote of Security-Holders None.PART II
            ---------------------------------------------------

Item 5.  Market For Common Equity and Related Stockholder Matters

As of November 1993, our common shares have been listed on the OTC Bulletin Board under the symbol "GLYK". The trading of our common stock on the OTC Bulletin Board has been limited and sporadic. Our common shares have been listed and traded on The Toronto Stock Exchange (TSE) since December 1992 under the symbol "GBL." The following table sets forth the sales prices for our common shares for the periods noted, as reported by the TSE. Prices are the closing price on the TSE during the periods indicated.

                                                                        Prices
                                                                   (In Canadian
                                                                      Dollars)*
   Year                        Period                     High             Low

   2000          First Quarter                           $13.55           $5.30
   2000          Second Quarter                           $9.75           $6.80
   2000          Third Quarter                            $9.00           $7.00
   2000          Fourth Quarter                           $7.90           $3.75
   2001          First Quarter                            $5.70           $3.80
   2001          Second Quarter                           $6.45           $3.85
   2001          Third Quarter                            $7.00           $3.75
   2001          Fourth Quarter                           $7.00           $3.75

*As of December 31, 2001, the Canadian dollar to U.S. dollar exchange rate was $0.6287.

Holders

As of February 28, 2002, there were 110 holders of record of 34,352,823 outstanding common shares.

Dividend Policy

We have not paid any dividends on our common shares in the last two years. We do not anticipate the payment of dividends in the foreseeable future. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements and operating and financial condition.

Item 6.  Selected consolidated financial data

The selected consolidated balance sheet data of Glyko Biomedical Ltd. as of December 31, 2001, 2000, 1999, 1998 and 1997 and the consolidated statements of operations data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 are presented below based on U.S. Generally Accepted Accounting Principles, consistently applied. This information is derived from financial statements audited by Arthur Andersen LLP, independent public accountants.

The selected financial data set forth below contain only a portion of Glyko Biomedical's financial statement information and should be read in conjunction with the Financial Statements of Glyko Biomedical Ltd. and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.



                                                                              Year Ended December 31,
                                                           -----------------------------------------------------------
        GBL's Consolidated Statements of
        Operations (in U.S. $):                                  2001               2000                 1999
                                                           ------------------ -------------------- -------------------

           Revenues                                        $      -              $    -              $      -
           Operating costs and expenses:
            General and administrative                           462,022             388,373              199,302
                                                           ------------------ -------------------- -------------------
             Total costs and expenses                            462,022             388,373              199,302
                                                           ------------------ -------------------- -------------------

           Loss from operations                                 (462,022)           (388,373)            (199,302)


           Equity in loss of BioMarin Pharmaceutical Inc.    (14,678,250)        (11,312,285)          (9,999,581)

           Interest income                                        45,421              65,317              159,352

                                                           ------------------ -------------------- -------------------
           Net loss                                        $ (15,094,851)       $(11,635,341)      $  (10,039,531)
                                                           ================== ==================== ===================

           Net loss per common share, basic
             and diluted                                   $       (0.44)       $      (0.34)      $        (0.32)
                                                           ================== ==================== ===================
           Weighted average common
             shares outstanding                               34,352,823          33,915,043           31,065,575
                                                           ================== ==================== ===================


                                                          December 31,
GBL's Consolidated Statements of Operations
(in U.S.$):                                         1998               1997

 Revenues                                     $  1,159,916      $    2,036,634
   Operating costs and expenses:
    Cost of products and services                  284,860             482,770
    Research and development                       679,783             605,803
    Selling, general and administrative            690,950             562,888
    Other                                         (165,880)
    Total costs and expenses                     1,489,713           1,651,461

 Income (loss) from operations                    (329,797)            385,173

 Equity in loss of BioMarin Pharmaceutical Inc. (3,803,058)         (2,452,422)
 Interest income                                    42,822              12,610
 Other income (loss)                                   -                (1,219)


 Net loss                                      $(4,090,033)     $   (2,055,858)

 Net loss per common share, basic
  and diluted                                  $     (0.17)     $        (0.10)

 Weighted average common
  shares outstanding                            23,873,798          20,536,058





                                                                        As of December 31,
                                            ---------------------------------------------------------------------------
GBL's Consolidated Balance Sheet Data
(in U.S.$):                                       2001          2000           1999            1998           1997

                                            -------------- --------------- -------------- ------------- ----------------
Cash, cash equivalents
  and short-term investments                 $ 2,444,424   $ 1,805,350     $   574,648    $ 2,567,824    $   528,280
Total current assets                           2,444,424     1,835,226         574,648      2,677,534        780,412
Total assets                                  37,301,955    20,855,731      29,483,095     11,064,524      3,927,518
Total shareholders' equity                    36,840,628    20,540,293      29,117,526     10,653,415      3,129,314



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with our financial statements and their notes appearing elsewhere in this document.

Overview

As a result of our sale of Glyko, Inc. to BioMarin, as of October 7, 1998, we have no operating activities and our principal asset is our investment in BioMarin. At this time, we have no plans to commence any operating activities or to diversify our assets. We are a Canadian holding company that at December 31, 2001 owned approximately 21.7% of the capital stock of BioMarin Pharmaceutical Inc. We record BioMarin's results of operations using the equity method of accounting. Numerical references in the following discussion are rounded to the nearest thousand.

On February 7, 2002, we announced that we had reached a definitive agreement with BioMarin under which all of our outstanding shares will be acquired by BioMarin in exchange for up to 11,367,617 freely tradable shares of BioMarin common stock. If the proposed purchase by BioMarin is approved by stockholders of BioMarin and our shareholders and relevant regulatory authorities, we will become a wholly-owned indirect subsidiary of BioMarin and will concurrently repatriate to British Columbia as a private company with no operations.

Our net loss for the years ended December 31, 2001, 2000 and 1999 was $15.1 million, $11.6 million and $10.0 million, respectively. The primary component of this loss was our share of the net loss of BioMarin accounted for under the equity method of accounting. We expect to continue to incur losses due to our share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates through the second quarter of 2002 (up until the proposed purchase of us by BioMarin discussed above). The BioMarin losses do not have an impact on our cash position. BioMarin has an accumulated deficit of $148 million at December 31, 2001 and is expected to incur significant losses through 2003. However, based on the financings that BioMarin completed and its market capitalization, we do not believe that there has been any impairment of our investment in BioMarin.

Results of Operations

Years Ended December 31, 2001 and 2000

Our general and administrative expenses were $462,000 for 2001, an increase of $74,000 from the general and administrative expenses of $388,000 incurred in 2000. The increase was primarily due to the additional legal expenses associated with the proposed acquisition of US by BioMarin, Canadian taxes on interest due on the note receivable from shareholder, a new directors and officers liability insurance policy, and web site development and implementation expenses incurred in 2001, offset somewhat by reduced Board travel expenses in 2001. General and administrative expenses for the years ended December 31, 2001 and 2000 represented legal fees, management fees billed by BioMarin for management, accounting, finance and government reporting, Board travel, Canadian tax on note receivable interest and other expenses including press releases, website expenses, insurance, transfer agent, printing, audit and tax, and postage.

Our equity in loss of BioMarin for 2001 was $14.7 million compared to $11.3 million for 2000, an increase of $3.4 million. The increase is due primarily to our percentage of the research and development expenses incurred by BioMarin in 2001, in support of BioMarin's Aldurazyme, Aryplase, Vibrilase and Neutralase product development programs, offset by portion of the $4.4 million charge in the first quarter of 2000 associated with the closure of one of BioMarin's facilities.

Our  interest   income   earned  in  2001  and  2000  of  $45,000  and  $65,000,
respectively, resulted from earnings on cash invested in short-term interest bearing accounts. The decrease in interest income in 2001 was due to the fact that we did not invest in any short-term investments in the second half of 2001.

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

Our equity in loss of BioMarin for 2000 was $11.3 million compared to $10.0 million for 1999, an increase of $1.3 million. The increase was due to the increased net loss of BioMarin resulting from BioMarin's increased spending on its product candidates including Aldurazyme, Aryplase and Vibriolysin.

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

Liquidity and Capital Resources

Our combined cash and short-term investments position increased by $639,000 in 2001 to $2.4 million due to the repayment of a note receivable and accrued interest from a former officer of $880,000, offset by the use of cash for operating activities during the year ended December 31, 2001 of $241,000.

Since our inception, we have incurred a cumulative deficit of $55.8 million and we expect to continue to incur losses due to our share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates through the second quarter of 2002 (up until the proposed purchase of us by BioMarin discussed above).

As a result of our sale of Glyko, Inc. on October 7, 1998, we have no operating activities or operational employees. Since October 8, 1998, we have agreed to pay BioMarin a monthly management fee for its services to us primarily relating to management, accounting, finance and government reporting. BioMarin had accrued receivables relating to these services of zero and $9,000 at December 31, 2001 and 2000, respectively. Accordingly, without further investment in other companies or technologies, we believe that we have sufficient cash to sustain planned operations for the foreseeable future.

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

Summary of Significant Accounting Policies


Sale of Glyko, Inc. and Investment in BioMarin Pharmaceutical Inc.:

BioMarin acquired Glyko, Inc. from GBL through the exchange of BioMarin stock for Glyko, Inc. stock and accounted for the acquisition based upon the fair market value of the BioMarin stock issued. In consolidating Glyko, Inc., BioMarin recorded intangible assets, including goodwill, to the extent that the fair market value of the stock issued exceeded the fair market value of the tangible assets of Glyko, Inc. acquired. However, as GBL exchanged one investment for another, it recorded the stock of BioMarin received at the historical cost basis of its investment in Glyko. GBL accounts for its investment in BioMarin using the equity method of accounting. However, GBL does not record its share of the losses recorded by BioMarin related to the amortization of intangible assets recorded in connection with the acquisition of Glyko. For the years ended December 31, 2000 and 2001, BioMarin recorded a charge to operations for the amortization of goodwill and other intangible assets of $1.6 million and $1.2 million, respectively. In February 2002, BioMarin decided to close the carbohydrate analytical business portion of Glyko, Inc., which provided all of Glyko, Inc.'s revenues. Accordingly, BioMarin recorded a Glyko, Inc. closure expense of $7.9 million in its 2001 consolidated statements of operations. This charge consisted primarily of an impairment reserve against the unamortized balance of goodwill and other intangible assets related to the acquisition of Glyko, Inc.

In addition, to the extent that the issuance of stock by BioMarin to third parties results in a change in the Company's ownership interest in the net assets of BioMarin, the Company reflects this change in its paid-in capital and its investment in BioMarin. The Company recorded an increase to its additional paid-in capital of approximately $30.5 million and $1.4 million as a result of its share in BioMarin funds raised from third parties for the years ended December 31, 2001 and 2000, respectively.

Income Taxes

In connection with the sale of Glyko,  Inc., the U.S.  federal and state net tax
operating  loss   carryforwards  and  the  related  valuation   allowances  were
consolidated into the financial statements of BioMarin.

At December 31, 2001, we had net operating loss carryforwards for Canadian income tax purposes of approximately $1.7 million, which began to expire in2000. A valuation allowance is placed on the net deferred tax assets to reduce them to an assumed net realizable value of zero.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

As of December 31, 2001 we held 11,367,617 shares of BioMarin's common stock representing 21.7% of BioMarin's outstanding common stock. These securities represent substantially our only asset. These securities have been acquired for investment purposes rather than for trading purposes. The value of our common stock may be substantially influenced by the value of BioMarin's common stock. Following BioMarin's initial public offering (IPO) in July 1999, BioMarin's common stock is traded on the Nasdaq National Market and the Swiss Exchange (SWX New Market). There are many risks associated with the listing of these securities on two markets and with BioMarin's business itself. If the proposed acquisition of us by BioMarin closes, our current shareholders will become direct stockholders of BioMarin.

Also as of December 31, 2001, we held $2.4 million in cash. We believe there is no market exposure risk to the cash as it is currently in a liquid operating account.

Item 8. Financial Statements.

The information required to be filed in this item appears on pages F1 to F30 and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons.

Directors and Executive Officers
The following table sets forth information with respect to the directors and executive officers of Glyko:


Name                                          Age         Position                                   Year Joined
                                                                                                       Company
Joerg Gruber                                  40          Chairman and Director                          2000
John A. Kolada(1)                             37          Secretary and Director                         2000
Jeffrey C. Trossman(1)                        41          Director                                       2000
Johannes M. Glaus(1)                          48          Director                                       2000
Urs Specker                                   47          Director                                       2000
David G. P. Allan                             60          Director                                       2001
Erich Sager                                   44          President and Chief Executive Officer          2000


(1)      Member of Audit Committee

All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the officers and directors of the Corporation.

Joerg Gruber has served as our Chairman and one of our directors since June 2000 and is Chairman of Clubb Capital Limited and Clubb BioCapital Limited, London, England. He was co-founder of Clubb Capital in 1995 and founded Clubb BioCapital in 1999 which specializes in raising financing for biotechnology and pharmaceutical companies. Clubb Capital has acted as agent to the Corporation and to BioMarin in raising substantial amounts of equity capital on a private placement basis. Before joining Clubb Capital, Mr. Gruber was an independent venture consultant for five years. Prior to that, he had responsibility for fixed income sales, first with Goldman Sachs and later with Shearson Lehman. Mr. Gruber started his career with Union Bank of Switzerland where, over a nine-year period, he moved from its management-training program to responsibility for Swiss equity sales to a number of European countries. Mr. Gruber is also a director of Galenica Pharmaceuticals, Inc.

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

David G.P. Allan has served as one of our directors since September 2001 and has been Chief Executive Officer of YM BioSciences Inc. since April 1998. Prior to April 1998, Mr. Allan was Executive Director, Yorkton Securities Inc. In 1992 he founded the Knowledge-Based Industries Group of a Canadian investment banking firm, organized as the first Canada involved in financing, analyzing and creating strategic alliances for life sciences and information technology companies. He has been in the investment banking industry in Canada since 1961. He has been a governor of The Toronto Stock Exchange, a member of the Toronto Society of Financial Analysts and the Canadian Healthcare Licensing Association.

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

During the fiscal year ended December 31, 2001, the Board of Directors met on 13 occasions and took action by Unanimous Written Consent on one occasion.

Audit Committee

The Audit Committee provides oversight of (a) our financial reporting processes, system of internal controls and audit process and (b) our independent auditors. The Audit Committee also recommends to the Board of Directors the appointment of the independent certified public accountants. As of December 31, 2001, the members of the Audit Committee are Mr. Kolada, Mr. Trossman and Mr. Glaus. In 2001, the Audit Committee met once.

Compensation of Directors

On January 15, 2002, each director and officer of the company as of December 31, 2001, was granted an option to purchase 5,000 common shares at an exercise price of Cdn $6.75 in lieu of monetary compensation for services rendered in their capacity as directors/officers for 2002.

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

Except as noted below, to our knowledge, based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, during the fiscal year ended December 31, 2001, all officers, directors, and ten percent shareholders complied with all Section 16(a) filing requirements. All Forms 3 and Forms 5 for the all officers and directors since June 2000 have not yet been filed.

Item 11.  Executive Compensation.

Executive Compensation

We are required by the SEC to disclose compensation paid by the us during the last three fiscal years to (a) our Chief Executive Officer; (b) our four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of Fiscal 2001; and (c) up to two additional individuals for whom such disclosure would have been provided under clause (a) and (b) above but for the fact that the individual was not serving as an executive officer at the end of Fiscal 2001; provided, however, that no disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

Our officers receive no cash compensation. No executive officer received total compensation, including salary, bonus, or other compensation, in excess of $100,000 during the year ended December 31, 2001. Accordingly, the following table discloses compensation paid by us during the last three fiscal years to
(a) Mr. Erich Sager, our Chief Executive Officer beginning in June 2000; and (b) Dr. John C. Klock, our Chief Executive Officer until June 2000. There were no other executive officers for the years ended December 31, 2000 and 2001. We refer to all of these officers as the "Named Executive Officers."



                                                  Summary Compensation Table

                                                                                        Long-Term
                                            Annual Compensation                       Compensation


                                                                                       Number of
                                                                                 Shares of Underlying
                                                                   Other Annual         Options             All Other
Name and Principal Position       Year    Salary($)   Bonus($)    Compensation($)   Granted (#) (1)       Compensation

Erich Sager (2)                   2001         -          -              -                5,000                  -
   President, Chief Executive    2000(3)       -          -              -                2,500                  -
   Officer and Chief              1999         -          -              -                  -                    -
   Financial Officer

(1)      All dollar values are stated in Canadian dollars.  As of December 31, 2001, the Canadian dollar to U.S. dollar exchange rate was $0.6287.

(2)      Mr. Sager was appointed President and Chief Executive Officer in June 2000 following the election of directors at the annual meeting of shareholders.

(3)      2,500 options granted in January 2001 to Mr. Sager were earned in 2000 for his services as our Chief Executive
         Officer since June 2000.


                                  STOCK OPTIONS

Stock Option Plan

We have a stock option plan (the "Plan") under which our Board of Directors may grant options to purchase Common Shares to our directors, officers, consultants and key employees. The Plan is administered by the Board of Directors. Options granted under the Plan will have an exercise price which will not be less than the closing price of our Common Shares on The Toronto Stock Exchange (the "TSE") on the trading day immediately prior to the date of grant or the average of the bid and ask prices if no sales were reported on the TSE on such trading day. Options will be exercisable over a number of years specified at the time of the grant, which cannot exceed ten years. The aggregate number of common shares subject to options granted under the Plan cannot exceed three million common shares without shareholder approval and no one optionee is entitled to hold options exceeding five percent of the common stock outstanding. Also, the maximum number of shares that may be reserved for issuance under the Plan may not exceed 10 percent of the common shares outstanding without shareholder approval.

In general, stock options granted under the Plan terminate within 90 days of the termination of an optionee's employment. Options also terminate within six months of the death or total and permanent disability of the optionee. Options granted under the Plan are not transferable. As of March 15, 2002, 81,397 options (net of exercised options) had been approved by the Board of Directors.

Options  will  only  be  granted  in  compliance  with   applicable   securities
legislation, and the Plan will be operated in conformity with the requirements of the TSE.

Fiscal 2001 Option Grants

The following table shows stock option grants to the Named Executive Officers during Fiscal 2001.



                                                    OPTION / SAR GRANTS IN LAST FISCAL YEAR



                               Number of     Percent of
                               Securities    Total Options   Exercise      Option         Potential Realizable Value at
                               Underlying    Granted to     Price Per       Term          Assumed Annual Rates of Stock
                                Options       Employees       Share      Expiration       Price Appreciation for Option
                                Granted       in 2001 (1)     ($) (2)        Date                 Term ($) (3)
                                --------     -----------     -------         ----        ------------------------------
                                                                                              5%           10%
                                                                                            ------       -------
Name
----
Erich Sager                       5,000           17%          4.50         1/28/05         6,216        13,736


(1) We had no employees in 2001; however, the percentage reported reflects the percentage granted to Mr. Sager out of the total options granted and earned in 2001.

(2) All dollar values are stated in Canadian dollars. As of December 31, 2001, the Canadian dollar to U.S. dollar exchange rate was $0.6287.

(3) We are required by the SEC to use 5% and 10% assumed rate of appreciation over the option term. This does not represent our estimate or projection of the future common stock price. If the common stock does not appreciate, the Named Executive Officers will receive no benefit from the options.


Option Exercises/Fiscal Year End Value. The following table shows stock option exercises and the value of unexercised stock options held by the Named Executive Officers during Fiscal 2001.

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                        YEAR AND FY-END OPTION/SAR VALUES

========================= =============== =============== ================================= ====================================
                                                                Number of Securities
                                                                     Underlying                    Value of Unexercised
                                                               Unexercised Options at             in-the-money Options at
                                                                 December 31, 2001               December 31, 2001 (1)(2)
                          --------------- --------------- --------------------------------- ------------------------------------
                              Shares           Value
                             Acquired        Realized
          Name              on Exercise       (Cdn.$)       Exercisable    Unexercis-able     Exercisable       Unexercisable
                                                                                                  ($)                ($)
------------------------- --------------- --------------- ---------------- ---------------- ----------------- ------------------
Erich Sager                      -               -              7,500             -             $18,750               -
========================= =============== =============== ================ ================ ================= ==================


(1) Represents the positive difference between the closing price of our common shares on December 31, 2001 of Cdn$7.00 per share and the exercise price of the options.

(2) All dollar values are stated in Canadian dollars. As of December 31, 2001, the Canadian dollar to U.S. dollar exchange rate was $0.6287.

Board of Director Interlocks and Insider Participation

Compensation matters are determined by our full Board of Directors. Except for Mr. Sager, who is our Chief Executive Officer and who is on the compensation committee of BioMarin Pharmaceutical Inc., during the past year, none of our executive officers served as:

- a member of the compensation committee (or other committee of the Board of Directors performing equivalent functions or in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on our Board of Directors; or

- director of another entity, one of whose executive officers served on our Board of Directors.

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

                               [ OBJECT OMITTED ]


                    COMPARISON OF CUMALATIVE TOTAL RETURN (1)

The graph assumes that the value of the investment in the common shares and in each index was $100 at December 31, 1996. Does not give effect to fluctuations in the currency exchange rate between the U.S. and Canadian dollar.

The comparisons in this table are required by the SEC and, therefore, are not intended to forecast or be indicative of possible future performance of our common shares.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table lists certain information regarding beneficial ownership of our common shares as of March 15, 2002, by (i) those persons who own more than 5% of our common shares, (ii) our Chief Executive Officer, (iii) each of our directors, and (iv) the total amount of common shares held by our officers and directors as a group.



                               Number of Glyko               Percentage of Glyko
Name & Address of Shareholder   Common Shares                 Common Shares

EquityFourLife (Bahamas) Ltd.     3,000,000                              8.7%
P.O. Box N-7168
Ambassador House, Bank Lane
Nassau, Bahamas

LaMont Asset Management SA        2,863,000(1)                           8.3%
Baarerstrasse 57
P.O. Box 4639
6304 Zug, Switzerland

Gwynn R. Williams                 2,848,488                              8.3%
c/o Life Science Research Ltd.
3rd Floor Salisbury House
15 Victoria Street
Douglas, Isle of Man
British Isles, UK

Erich Sager                       2,873,000(2)                           8.4%
c/o LaMont Asset Management
Baarerstrasse 57
P.O. Box 4639
6304 Zug, Switzerland

Joerg Gruber                        148,451(3)                            *
c/o Clubb Capital Ltd.
17 Waterloo Place, 4th Floor
London, SW1Y 4AR
UK

Johannes M. Glaus                   102,451(4)                            *
c/o Wyler Lustenberger Glaus
Sempacherstrasse 15
CH-8032
Zurich, Switzerland

Urs Specker                          20,000(4)                            *
c/o Ansbacher (Switzerland), Limited
PO Box 2071, Muhlebachstasse 54
CH-8032
Zurich, Switzerland


John A. Kolada                       10,000(4)                            *
c/o Blake, Cassels & Graydon LLP
Box 25, Commerce Court West
199 Bay Street
Toronto, Ontario
Canada M5L 1A9

Jeffrey C. Trossman                  10,000(4)                            *
c/o Blake, Cassels & Graydon LLP
Box 25, Commerce Court West
199 Bay Street
Toronto, Ontario
Canada M5L 1A9

David G.P. Allan                      3,897(5)

All Officers and Directors        3,167,799(6)                           9.1%
* Less than 1%.

(1)      Includes 300,500 common shares held beneficially by LaMont Asset
         Management.

(2) Includes 2,863,000 common shares held by LaMont Asset Management, of which Mr. Sager is an affiliate. Mr. Sager disclaims beneficial ownership of the shares held by LaMont except to the extent of his pecuniary interest. Includes 10,000 common shares issuable upon exercise of options within 60 days of March 15, 2002. In the event that the transaction is completed, an additional 2,500 common shares will be issuable upon further options that will accelerate.

(3) Includes 100,441 common shares held by Clubb Capital Ltd., and 38,000 held by Clubb BioCapital Ltd., of which Mr. Gruber is an affiliate. Mr. Gruber disclaims beneficial ownership of the shares held by Clubb except to the extent of his pecuniary interest. Includes 10,000 common shares issuable upon exercise of options within 60 days March 15, 2002. In the event that the transaction is completed, an additional 2,500 common shares will be issuable upon further options that will accelerate.

(4) Includes 10,000 common shares issuable upon exercise of options within 60 days of March 15, 2002. In the event that the transaction is completed, an additional 2,500 common shares will be issuable upon further options that will accelerate.

(5) Includes 3,897 common shares issuable upon exercise of options within 60 days of March 15, 2002. In the event that the transaction is completed, an additional 2,500 common shares will be issuable upon further options that will accelerate.

(6) Includes 63,897 common shares issuable upon exercise of options within 60 days of March 15, 2002. In the event that the transaction is completed, an additional 17,500 common shares will be issuable upon exercise of accelerated options.


Item 13.  Certain Relationships and Related Transactions

For the year ended December 31, 2001 and 2000, we paid legal fees to Blake, Cassels and Graydon LLP in which two of our directors, Mr. Kolada and Mr. Trossman are partners. During the years ended December 31, 2001 and 2000, we incurred expenses of $248,483 and $142,208, respectively, payable to Blake, Cassels and Graydon LLP, relating to general corporate services and, with respect to legal fees paid for the year ended December 31, 2001, expenses incurred also related to the transaction with BioMarin that has been discussed herein.

Since October 8, 1998, we have agreed to pay BioMarin a monthly management and reporting fee for its services to us primarily relating to management, accounting, finance and government reporting. During 2001, Glyko paid BioMarin $7,700 per month with respect to this management fee. BioMarin had accrued receivables relating to these services of zero and $9,000 at December 31, 2001 and 2000, respectively.

Mr. Sager is entitled to receive Cdn.$1,500.00 per month in connection with fees and expenses incurred as our President and Chief Executive Officer, which entitlement commenced in June 2000. Mr. Sager received a lump sum pre-payment of approximately Cdn.$42,300 in late 2000 for these fees and expenses. As a result, as of February 2002, Mr. Sager has an outstanding prepaid balance of Cdn.$10,800.


                                     PART IV

Item 14.  Exhibits, List and Reports on Form 8-K

(a) Documents are filed as exhibits to this report as enumerated in the Index to Exhibits hereto, Part IV Item I.

(b) Reports on Form 8-K

    No reports were filed on Form 8-K during the quarter ended December 31, 2001.

(c)               List of Exhibits


     Exhibit                                                     Description
     Number
     -------        ----------------------------------------------------------------------------------------------------
       2.1          Share Exchange Agreement between Glyko Biomedical, Ltd. and BioMarin Pharmaceutical Inc.
                    dated September 15, 1998. (filed as exhibit 2.1 to Form 10-QSB dated March 31, 1999 and incorporated herein by reference).
       2.2          Acquisition Agreement for a Plan of Arrangement by and among BioMarin Pharmaceutical Inc., BioMarin
                    Acquisition (Nova Scotia) Company and Glyko Biomedical Ltd.
       3.1          Registrant's Articles of Incorporation and Bylaws (filed as exhibit 3.1 to Form 10-SB Registration
                    Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
      10.1          Glyko Biomedical Share Option Plan - 1994  (filed as exhibit 10.1 to Form 10-QSB dated June 30, 1994 and incorporated herein by reference).
      99.1          Letter to Securities and Exchange Commission from Glyko regarding representations of Arthur Andersen
                    LLP.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                      GLYKO BIOMEDICAL LTD.

Dated: March 27, 2002                            By:  /s/  Erich Sager
----------------------------------------
                                                      ---------------------
                                                      Erich Sager
                                                      President and Chief
                                                      Executive Officer


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



          Signature                                Title                                  Date

/s/ Erich Sager                                                                       March 27, 2002
-----------------------------------                                                 -------------------
Erich Sager                         President and Chief Executive Officer

/s/ Joerg Gruber                                                                      March 27, 2002
-----------------------------------                                                 -------------------
Joerg Gruber                        Director and Chairman

/s/ John A. Kolada                                                                    March 27, 2002
-----------------------------------                                                 -------------------
John A. Kolada                      Secretary and Director

/s/ Jeffrey C. Trossman                                                               March 27, 2002
-----------------------------------                                                 -------------------
Jeffrey C. Trossman                 Director

/s/ Urs Specker                                                                       March 27, 2002
-----------------------------------                                                 -------------------
Urs Specker                         Director

/s/ Johannes M. Glaus                                                                 March 27, 2002
-----------------------------------                                                 -------------------
Johannes M. Glaus                   Director

/s/ David G.P. Allan                                                                  March 27, 2002
-----------------------------------                                                 -------------------
David G.P. Allan                    Director


                          Index to Financial Statements


Glyko Biomedical Ltd.'s Financial Statements
       Report of Independent Public Accountants                            F1
       Balance Sheets                                                      F2
       Statements of Operations                                            F3
       Statements of Shareholders' Equity                                  F4
       Statements of Cash Flows                                            F5
       Notes to Financial Statements                                       F6

BioMarin Pharmaceutical, Inc.'s Consolidated Financial Statements
       Report of Independent Public Accountants                           F12
       Consolidated Balance Sheets                                        F13
       Consolidated Statements of Operations                              F14
       Consolidated Statements of Stockholders' Equity                    F15
       Consolidated Statements of Cash Flows                              F18
       Notes to Consolidated Financial Statements                         F19

                    Report of Independent Public Accountants



To the Shareholders of Glyko Biomedical Ltd.:



We have audited the accompanying balance sheets of Glyko Biomedical Ltd. (a Canadian company) as of December 31, 2001 and 2000 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glyko Biomedical Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.



                             /s/ ARTHUR ANDERSEN LLP

San Francisco California
February 21, 2002


                                       F1


                                                     GLYKO BIOMEDICAL LTD.
                                                        BALANCE SHEETS
                                                       (In U.S. dollars)
                                                                December 31,              December 31,
                                                                    2001                      2000
                                                            ---------------------     ---------------------
                                                                (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                        $ 2,444,424                 $ 408,133
    Short-term investments                                                     -                 1,397,217
    Interest receivable                                                        -                    29,876
                                                            --------------------     ---------------------
      Total current assets                                             2,444,424                 1,835,226
Investment in BioMarin Pharmaceutical Inc.                            34,857,531                19,020,505
                                                            --------------------     ---------------------
      Total assets                                                  $ 37,301,955              $ 20,855,731
                                                            =====================     =====================

Liabilities and Shareholders' Equity
Current liabilities:
    Accrued liabilities                                                $ 461,327                 $ 315,438
                                                            --------------------     ---------------------
      Total current liabilities                                          461,327                   315,438
                                                            ---------------------     ---------------------

Shareholders' equity:
    Common shares, no par value, unlimited shares
      authorized, 34,352,823 shares issued and
      outstanding at both December 31, 2001 and
      December 31, 2000.                                              22,535,096                22,535,096
    Additional paid-in capital                                        70,154,983                39,561,634
    Common share warrants                                                      -                     2,934
    Note receivable from shareholder                                           -                  (804,771)
    Accumulated deficit                                              (55,849,451)              (40,754,600)
                                                            --------------------     ---------------------
      Total shareholders' equity                                      36,840,628                20,540,293
                                                            --------------------     ---------------------
      Total liabilities and shareholders' equity                    $ 37,301,955              $ 20,855,731
                                                            =====================     =====================



                         The accompanying notes are an integral part of these statements.

                                       F2

                             Glyko Biomedical Ltd.
  Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999
                               (In U.S. dollars)


                                             Year Ended December 31
                                      2001            2000           1999
                                   ---------       ----------      ---------

Expenses:
  General and administrative       $ 462,022       $ 388,373       $ 199,302
                                   ---------       ---------       ---------
    Total expenses                   462,022         388,373         199,302
                                   ---------       ---------       ---------

Loss from operations                (462,022)       (388,373)       (199,302)
Equity in loss of BioMarin
 Pharmaceutical Inc.             (14,678,250)    (11,312,285)     (9,999,581)
Interest income                       45,421          65,317         159,352
                                   ---------       ---------       ---------
Net loss                        $(15,094,851)   $(11,635,341)   $(10,039,531)
                                   =========       =========       =========

Net loss per common share,
 basic and diluted              $     (0.44)    $     (0.34)    $      (0.32)
                                   =========       =========       =========

Weighted average common shares
  outstanding, basic and diluted 34,352,823      33,915,043       31,065,575
                                 ==========      ==========       ==========



        The accompanying notes are an integral part of these statements.

                                       F3

                             Glyko Biomedical Ltd.
    Statements of Stockholders' Equity for the Year Ended December 31, 2001
                               (In U.S. dollars)


                                       Common Share                     Common Share   Note Receivable    Accumulated
                                   Shares    Amount    Paid In Capital   Warrants      From Shareholder    Deficit        Total
                                   ------    ------    ---------------  ------------   ----------------   -----------     -----
Balance at December 31, 1998   28,020,234  $ 17,963,167 $ 11,222,691     $ 547,285        $(721,971)     $(19,079,728) $ 9,931,444

Net loss for the year                  -            -           -              -                -         (10,039,531) (10,039,531)

Exercise of stock options         280,560       161,633         -              -                -                   -      161,633

Exercise of stock warrants      3,534,528     2,647,669         -         (397,879)             -                   -    2,249,790

Reclassification of interest on note receivable
  from shareholder                      -             -       27,600             -          (27,600)                -            -

Additional paid-in capital resulting from the
  sale of common stock by BioMarin Pharmaceutical
  Inc.                                  -             -   26,814,190             -                -                 -   26,814,190

                               ----------  ------------ ------------     ---------       -----------    --------------------------
Balance at December 31, 1999   31,835,322  $ 20,772,469 $ 38,064,481     $ 149,406       $ (749,571)    $ (29,119,259)$ 29,117,526
                               ==========  ============ ============     =========       ===========    ==========================

Net loss for the year                   -             -            -             -                -       (11,635,341) (11,635,341)

Exercise of common share options  299,500        269,092           -             -                -                 -      269,092

Exercise of common share
  warrants                      2,218,001      1,493,535      17,609      (149,406)               -                 -    1,361,738

Interest accrued on note receivable
  from shareholder                      -              -      55,200             -          (52,266)                -        2,934

Additional paid-in capital from the
  sale of common stock by BioMarin
  Pharmaceutical Inc.                   -              -   1,424,344             -                -                 -    1,424,344

                               ----------   ------------------------    ----------       -----------    --------------------------
Balance at December 31, 2000   34,352,823   $ 22,535,096 $39,561,634    $        -       $ (801,837)    $ (40,754,600)$ 20,540,293
                               ==========   ============ ===========    ==========       ===========    ==========================

Net loss for the year                   -              -           -                                      (15,094,851) (15,094,851)

Interest accrued on note receivable from shareholder
  and other                             -              -      78,073             -          (78,073)                -

Repayment of note receivable from
  shareholder                           -              -           -             -          879,910                 -      879,910

Additional paid-in capital from the
  sale of common stock by BioMarin
  Pharmaceutical Inc.                   -              -  30,515,276             -                -                 -   30,515,276

                               ----------  -------------------------    ----------        ---------     -------------- -----------
Balance at December 31, 2001   34,352,823  $  22,535,096 $70,154,983    $        -        $       -     $ (55,849,451) $36,840,628
                               ==========  ============= ===========    ==========        =========     ============== ===========



        The accompanying notes are in integral part of these statements

                                       F4

                             Glyko Biomedical Ltd.
 Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
                               (In U.S. dollars)


                                                                                 Year Ended December 31,
                                                                       2001              2000                1999
                                                                ----------------    ---------------     --------------
Cash flows from operating activities:
     Net loss                                                    $ (15,094,851)      $ (11,635,341)      $(10,039,531)
Adjustments to reconcile net loss to net cash
       used in operating activities:
     Equity in loss of BioMarin Pharmaceutical Inc.                 14,678,250          11,312,285          9,999,581
     Changes in assets and liabilities:
       Interest receivable                                              29,876             (29,876)                 -
       Accrued liabilities                                             145,889             (50,131)            15,461
                                                                ----------------    ---------------     --------------
     Total adjustments                                              14,854,015          11,232,278         10,015,042
                                                                ----------------    ---------------     --------------
       Net cash used in operating activities                          (240,836)           (403,063)           (24,489)
                                                                ----------------    ---------------     --------------
Cash flows from investing activities:
     Investment in BioMarin Pharmaceutical Inc.                              -                   -         (4,419,110)
     Sale (Purchase) of short-term investments                       1,397,217          (1,397,217)                 -
                                                                ----------------    ---------------     --------------
       Net cash provided by (used in) investing activities           1,397,217          (1,397,217)        (4,419,110)
                                                                ----------------    ---------------     --------------
Cash flows from financing activities:
     Proceeds from exercise of common share options and
       warrants                                                              -           1,633,765          2,350,423
     Repayment of note receivable from shareholder                     879,910                   -            100,000
                                                                ----------------    ---------------     --------------
       Net cash provided by financing activities                       879,910           1,633,765          2,450,423
                                                                ----------------    ---------------     --------------
Net increase (decrease) in cash and cash equivalents                 2,036,291            (166,515)        (1,993,176)
Cash and cash equivalents, beginning of period                         408,133             574,648          2,567,824
                                                                ----------------    ---------------     --------------
Cash and cash equivalents, end of period                           $ 2,444,424           $ 408,133          $ 574,648
                                                                ================    ===============     ==============






        The accompanying notes are an integral part of these statements.

                                       F5

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company and Description of the Business

Glyko Biomedical Ltd. (the Company or GBL) is a Canadian company, which was established in 1992 to acquire all of the outstanding capital stock of Glyko, Inc., a Delaware corporation. Since its inception in October 1990, Glyko, Inc. engaged in research and development of new techniques to analyze and manipulate carbohydrates for research, diagnostic and pharmaceutical purposes. Glyko, Inc. developed a line of analytic instrumentation laboratory products that include an imaging system, analysis software and chemical analysis kits.

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

In August 2001, BioMarin signed an amended agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) for an equity investment in BioMarin. The agreement allows for the purchase of up to $27.7 million
(approximately 2,500,000 shares). Under the terms of the agreement, BioMarin will have the option to request that Acqua Wellington invest in BioMarin through sales of registered common stock at a small discount to market price. The maximum amount that BioMarin may request to be bought in any one month is dependent upon the market price of the stock (or an amount that can be mutually agreed-upon by both parties) and is referred to as the "Draw Down Amount." Subject to certain conditions, Acqua Wellington is obligated to purchase this amount if requested to do so by BioMarin. In addition, BioMarin may, at its discretion, grant a "Call Option" to Acqua Wellington for an additional investment in an amount up to the "Draw Down Amount" which Acqua Wellington may or may not choose to exercise. During 2001, Acqua Wellington purchased 1,344,194 shares for $13.5 million ($13.2 million net of issuance costs). Under this agreement, Acqua Wellington may also purchase stock and receive similar terms of any other equity financing by the BioMarin.

On October 31, 2001, BioMarin purchased from IBEX Technologies Inc. (TSE: IBT) and its subsidiaries the intellectual property and other assets associated with the IBEX therapeutic enzyme drug products (including NeutralaseTM and Phenylase) for $10.4 million, consisting of $2 million in cash and $8.4 million in BioMarin common stock at $10.218 per share (814,647 shares). The purchase also includes up to approximately $9.5 million in contingency payments upon regulatory approval of Neutralase and Phenylase, provided that approval occurs within five years. The transaction was accounted for using the purchase method of accounting. All of the purchase price plus related expenses are reflected on BioMarin's consolidated statements of operations as in-process research and development expenses totaling $11.6 million.


                                       F6

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On December 13, 2001, BioMarin completed a public offering of its common stock. In the offering, BioMarin sold 8,050,000 shares, including 1,050,000 shares to cover over-allotments, at a price to the public of $12.00 per share, or a total offering price of $96.6 million. The net proceeds to BioMarin were approximately $90.4 million.

In February 2002, BioMarin decided to close the carbohydrate analytical business portion of Glyko, Inc., which provided all of Glyko, Inc.'s revenues. Accordingly, BioMarin recorded a Glyko, Inc. closure expense of $7.9 million in the 2001 consolidated statements of operations. This charge consisted primarily of an impairment reserve against the unamortized balance of goodwill and other intangible assets related to the acquisition of Glyko, Inc. The majority of the Glyko, Inc. employees will be incorporated into the BioMarin business and such employees will continue to provide necessary analytic and diagnostic support to BioMarin's therapeutic products

As a result of BioMarin's IPO, concurrent with the conversion of the notes from GBL and other noteholders, the sale by BioMarin of common stock to Acqua Wellington, the sales by BioMarin of common stock in the private placements and a follow-on offering, the exercise of BioMarin stock options and warrants by third parties, and the purchase of IBEX Technologies intellectual property and other assets associated with the IBEX therapeutic enzyme drug products, GBL's ownership of BioMarin's outstanding stock on December 31, 2001 was 21.7%.

Since our inception, we have incurred a cumulative deficit of $55.8 million and we expect to continue to incur losses due to our share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates through the second quarter of 2002 (up until the proposed purchase of us by BioMarin discussed in Footnote 8). Accordingly, without further investment in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations for the foreseeable future.

2.      Summary of Significant Accounting Policies

The accompanying financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars as substantially all of the Company's operations were located in the United States. The financial statements include the accounts and operations of the Company and Glyko, Inc for the period from January 1, 1998 through October 7, 1998, the date of the sale of Glyko, Inc. All significant intercompany accounts and transactions have been eliminated. BioMarin's consolidated results of operations have been reported in the accompanying financial statements based on the equity method of accounting. The results of operations of BioMarin have been reported in the Company's financial statements for the years ended December 31, 2001, 2000 and 1999, based on the equity method of accounting. Subsequent to October 7, 1998, the results of operations of Glyko, Inc. have been consolidated into the results of operations of BioMarin.

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

       Short-term Investments:

GBL records its investments as held-to-maturity. Short-term investments were recorded at cost at December 31, 2000, which approximated fair market value. These securities were comprised mainly of A1/P1 grade commercial paper. As of December 31, 2001, there are no short-term investments.

                                       F7

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Sale of Glyko, Inc. and Investment in BioMarin Pharmaceutical Inc.:

BioMarin acquired Glyko, Inc. from GBL through the exchange of BioMarin stock for Glyko, Inc. stock and accounted for the acquisition based upon the fair market value of the BioMarin stock issued. In consolidating Glyko, Inc., BioMarin recorded intangible assets, including goodwill, to the extent that the fair market value of the stock issued exceeded the fair market value of the tangible assets of Glyko, Inc. acquired. However, as GBL exchanged one investment for another, it recorded the stock of BioMarin received at the historical cost basis of its investment in Glyko. GBL accounts for its investment in BioMarin using the equity method of accounting. However, GBL does not record its share of the losses recorded by BioMarin related to the amortization of intangible assets recorded in connection with the acquisition of Glyko. For the years ended December 31, 2000 and 2001, BioMarin recoded a charge to operations for the amortization of goodwill and other intangible assets of $1.6 million and $1.2 million, respectively. In February 2002, BioMarin decided to close the carbohydrate analytical business portion of Glyko, Inc., which provided all of Glyko, Inc.'s revenues. Accordingly, BioMarin recorded a Glyko, Inc. closure expense of $7.9 million in the 2001 consolidated statements of operations. This charge consisted primarily of an impairment reserve against the unamortized balance of goodwill and other intangible assets related to the acquisition of Glyko, Inc.

In addition, to the extent that the issuance of stock by BioMarin to third parties results in a change in the Company's ownership interest in the net assets of BioMarin, the Company reflects this change in its paid-in capital and its investment in BioMarin. The Company recorded an increase to its additional paid-in capital of approximately $30.6 million and $1.4 million as a result of its share in BioMarin funds raised by third parties for the years ended December 31, 2001 and 2000, respectively.

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

       Net Loss per Share:

Potentially dilutive securities outstanding at December 31, 2001, 2000 and 1999, respectively, include options for the purchase of 45,000, 7,750 and 291,000 shares of common stock and warrants for the purchase of zero, zero and 2.2 million shares of common stock. These securities were not considered in the computation of dilutive loss per share because their effect would be anti-dilutive for the years ended December 31, 2001, 2000 and 1999.

3.      New Accounting Pronouncements

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

                                       F8

                              GLYKO BIOMEDICAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2001, the Company has net operating loss carryforwards for Canadian income tax purposes of approximately $1.7 million, which began to expire in 2000. A valuation allowance is placed on the net deferred tax assets to reduce them to an assumed net realizable value of zero.

5.        Note Receivable

In November 1998, per the terms of the BioMarin acquisition of Glyko, Inc., GBL loaned $712,261 to an officer of the Company to exercise expiring stock options. The loan matured in May 2001 and the note plus accrued interest was repaid in the third quarter of 2001.

6.        Common Share Option Plan

The Company has a common share option plan (the Plan) under which options to purchase common stock may be granted by the Board of Directors to directors, officers, consultants and key employees at not less than fair market value, less any permissible discounts, on the date of grant. . Options are exercisable over a number of years specified at the time of the grant, which cannot exceed ten years. The maximum aggregate number of shares that may be granted and sold under the Plan is 3 million shares.

The Company accounts for the Plan such that no compensation cost has been recognized, except for options granted to consultants, because, under the Option Plan, the option exercise price equals the market value of stock on the date of grant. In general, the Plan options vest over 48 months and all options expire after 5 years or 90 days after employee termination.

                                       F9

                              GLYKO BIOMEDICAL LTD.
                          NOTES TO FINANCIAL STATEMENTS

Had compensation cost for the Plan been determined consistent with FASB Statement No. 123, the Company's net loss would have been increased to the following pro forma amounts:



                                              2001                  2000                 1999
                                              ----                  ----                 ----
Net loss              As reported         $(15,094,851)        $(11,635,341)         $(10,039,531)
                      Pro forma            (15,264,594)
                                                                (11,829,182)          (10,324,435)

Net loss per          As reported            $(0.44)              $(0.34)               $(0.32)
  common share        Pro forma               (0.44)               (0.35)                (0.33)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001 and 2000, respectively: risk-free weighted average interest rates of 4.9% and 5.8%; expected dividend yield of zero percent; expected life of 4 years for the Plans' options; expected volatility of 78% and 193%.

Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company's Plan at December 31, 2001 and 2000 and changes during the years then ended is presented in the table and narrative below:


                                                             2001 2000
                                     Shares        Wtd. Avg. ex        Shares       Wtd. Avg. ex
                                                     price (1)                          price
                                 ---------------- ---------------- ---------------- --------------
Outstanding beginning
   of year                                 7,750     Cdn.$5.85             291,000    Cdn.$1.24
Granted                                   45,000     Cdn.$4.50              30,000    Cdn.$5.70
Exercised                                    Nil                         (299,500)    Cdn.$1.37
Canceled                                 (7,750)     Cdn.$5.85            (13,750)    Cdn.$5.70
                                 ----------------                  ----------------
Outstanding at end of
    Year                                  45,000     Cdn.$4.50               7,750    Cdn.$5.85
                                 ================                  ================
                                 ================                  ================

Exercisable at end of year                45,000                             7,750
                                 ================                  ================
                                 ================                  ================


(1) The US$ equivalent of Canadian $1.00 at December 31, 2001 was approximately $0.6287.

There are 857,324 options available for grant under the plan at December 31, 2001. The average remaining contractual life of the options outstanding at December 31, 2001 is 3 years.

                                      F10

                              GLYKO BIOMEDICAL LTD.
                          NOTES TO FINANCIAL STATEMENTS


7.     Related Party Transactions

For the year ended December 31, 2001 and 2000, we paid legal fees to Blake, Cassels and Graydon LLP in which two of our directors, Mr. Kolada and Mr. Trossman are partners. During the years ended December 31, 2001 and 2000, we incurred expenses of $248,483 and $142,208, respectively, payable to Blake, Cassels and Graydon LLP, relating to general corporate services and, with respect to legal fees paid for the year ended December 31, 2001, expenses incurred also related to the transaction with BioMarin that has been discussed herein.

Since October 8, 1998, we have agreed to pay BioMarin a monthly management and reporting fee for its services to us primarily relating to management, accounting, finance and government reporting. BioMarin had accrued receivables relating to these services of zero and $9,000 at December 31, 2001 and 2000, respectively.

Mr. Sager is entitled to receive Cdn.$1,500.00 per month in connection with fees and expenses incurred as the Company's President and Chief Executive Officer, which entitlement commenced in June 2000. Mr. Sager received a lump sum pre-payment of approximately Cdn.$42,300 in late 2000 for these fees and expenses. As a result, as of February 2002, Mr. Sager has an outstanding prepaid balance of Cdn.$10,800.

8.        Subsequent Events (unaudited)


In  December  2001,   BioMarin  signed  a  definitive   agreement  with  Synapse
Technologies Inc. (a privately held Canadian company) to acquire all of its outstanding capital stock for approximately $10.2 million in BioMarin common stock plus future contingent milestone payments totaling $6 million payable in cash or common stock at BioMarin's discretion. BioMarin will issue approximately 885,000 shares of common stock for the purchase. The acquisition will be recorded upon closing in the first quarter of 2002 using the purchase method of accounting. All of the purchase price along with related expenses will be expensed as in-process research and development costs.

On February 7, 2002, we signed a definitive agreement with BioMarin to sell all of our outstanding capital stock in exchange for approximately 11.4 million shares of freely tradable BioMarin's common stock. There will be no net effect to BioMarin's outstanding common stock, as BioMarin plans to retire the existing shares of its restricted common stock currently held by us upon closing. If the proposed purchase by BioMarin is approved by stockholders of BioMarin and our shareholders and relevant regulatory authorities, we will become a wholly-owned indirect subsidiary of BioMarin and will concurrently repatriate to British Columbia as a private company with no operations.

9.     Quarterly Financial Data (unaudited)

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

The Company's common shares have been traded on the Toronto Stock Exchange since 1992. There were 112 common shareholders of record at December 31, 2001. No dividends were paid for the years ended December 31, 2001 and, 2000.



                                                                  Quarter Ended
                                        ------------------------------------------------------------------
                                       March 31,        June 30,      September 30,    December 31,
2001                                   ---------        --------      -------------    ------------
Total revenue                          $      -         $      -         $       -         $     -
Loss from operations                    (70,335)         (89,074)         (158,208)       (144,405)
Net loss                             (2,865,226)      (3,154,647)       (2,995,952)     (6,079,026)
Net loss per share, basic and diluted  $  (0.08)          $(0.09)           $(0.09)         $(0.18)

Common share price per share:
  High                                 $   5.70          $  6.45           $  7.00         $  7.00
  Low                                  $   3.80          $  3.85           $  3.75         $  3.75


                                                                  Quarter Ended
                                        ------------------------------------------------------------------
2000                                       March 31,        June 30,      September 30,    December 31,
                                           ---------        --------      -------------    ------------
Total revenue                            $         -        $     -         $     -        $       -
Loss from operations                         (52,605)       (80,226)       (150,500)        (105,002)
Net loss                                  (3,736,387)    (2,246,263)     (2,498,602)      (3,154,089)
Net loss per share, basic and diluted    $     (0.11)      $  (0.07)        $ (0.07)       $   (0.09)

Common share price per share:
  High                                   $     13.55       $   9.75         $  9.00        $    7.90
  Low                                    $      5.30       $   6.80         $  7.00        $    3.75



                                      F11

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
BioMarin Pharmaceutical Inc.:

We have audited the accompanying consolidated balance sheets of BioMarin Pharmaceutical Inc. (a Delaware corporation in the development stage) and Subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1999, 2000, and 2001 and for the period from March 21, 1997 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioMarin Pharmaceutical Inc. and Subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for the years ended December 31, 1999, 2000, and 2001 and for the period from March 21, 1997 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                               /s/ Arthur Andersen LLP


San Francisco, California
February 21, 2002


                                      F12

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                        Consolidated Balance Sheets as of
                           December 31, 2000 and 2001

               (In thousands, except for share and per share data)


                                                                            December 31,
                                                             -------------------------------------------
                                                                     2000                  2001
                                                             -------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                    $          16,530     $         12,528
 Short-term investments                                                  23,671              118,569
 Due from BioMarin/Genzyme LLC                                            1,799                3,096
 Current assets of discontinued operations of Glyko, Inc.                   918                  668
 Other current assets                                                     1,623                1,922
                                                             -------------------------------------------
  Total current assets                                                    44,541             136,783
Property and equipment, net                                               20,715              32,560
Investment in BioMarin/Genzyme LLC                                         1,482               1,145

Note receivable from officer                                                   -                 889
Non-current assets of discontinued operations of Glyko, Inc.               9,862                   -
Deposits                                                                     333                 434
                                                             -------------------------------------------
  Total assets                                                $           76,933    $        171,811
                                                             ===========================================

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                             $            4,647    $          4,284
 Accrued liabilities                                                       1,951               2,198
 Current liabilities of discontinued operations of Glyko,
 Inc.                                                                        258                 229
 Current portion of capital lease obligations                                  -                  66
 Short term portion of notes payable                                          27               1,525
                                                             -------------------------------------------
  Total current liabilities                                                6,883               8,302
Long-term liabilities:
 Long term portion of notes payable                                           56               3,864
 Long term portion capital lease obligations                                   -                  97
                                                             -------------------------------------------
  Total liabilities                                                        6,939              12,263
                                                             -------------------------------------------
Commitments and contingencies (note 8) Stockholders' equity:
 Common stock, $0.001 par value: 75,000,000 shares
    authorized, 36,946,966 and 52,402,355 shares
    issued and outstanding at December 31, 2000
    and 2001, respectively                                                    37                  52
 Additional paid-in capital                                              153,940             305,230
 Warrants                                                                      -               5,134
 Deferred compensation                                                    (1,530)               (699)
 Notes receivable from stockholders                                       (1,940)             (2,037)
 Foreign currency translation adjustment                                       -                 (13)
 Deficit accumulated during the development stage                        (80,513)           (148,119)
                                                             -------------------------------------------
  Total stockholders' equity                                              69,994             159,548
                                                             -------------------------------------------
  Total liabilities and stockholders' equity                  $           76,933     $       171,811
                                                             ===========================================


        The accompanying notes are an integral part of these statements.

                                      F13

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                    Consolidated Statements of Operations for
            the Years Ended December 31, 1999, 2000 and 2001 and for
         the Period from March 21, 1997 (inception) to December 31, 2001

                      (In thousands, except per share data)


                                                                                                       Period from
                                                                                                       March 21, 1997
                                                                                                      (inception) to
                                                               December 31,                             December 31,
                                                     ------------------------------------------------
                                                          1999            2000             2001              2001
                                                     ---------------  --------------   --------------  ------------------
Revenues:
      BioMarin/Genzyme LLC                                 $ 5,300         $ 9,731         $ 11,330        $ 27,215
      Other revenues                                             -               -              369             369
                                                     ---------------  --------------   --------------  ------------------
            Total revenues                                   5,300           9,731           11,699          27,567

Operating costs and expenses:
      Research and development                              26,341          34,459           45,283         118,283
      Selling, general and administrative                    4,757           6,507            6,718          22,044
      In-process research and development                        -               -           11,647          11,647
      Carson Street closure                                      -           4,423                -           4,423
                                                     ---------------  --------------   --------------  ------------------
            Total operating costs and expenses              31,098          45,389           63,648         156,397
                                                     ---------------  --------------   --------------  ------------------
             Loss from operations                          (25,798)        (35,675)         (51,949)       (128,830)

Interest income                                              1,832           2,979            1,871           7,432
Interest expense                                              (732)             (7)             (17)           (756)
Equity in loss of BioMarin/Genzyme LLC                      (1,673)         (2,912)          (7,333)        (11,965)
                                                     ---------------  --------------   --------------  ------------------
            Net loss from continuing operations          $ (26,371)      $ (35,615)       $ (57,428)     $ (134,119)
Loss from discontinuing operations                          (1,701)         (1,749)          (2,266)         (6,088)
Loss from disposal of discontinued operations                    -               -           (7,912)         (7,912)
                                                     ---------------  --------------   --------------  ------------------
            Net loss                                     $ (28,072)      $ (37,364)       $ (67,606)     $ (148,119)
                                                     ===============  ==============   ==============  ==================
Net loss per share, basic and diluted
  Loss from continuing operations                        $   (0.88)      $   (0.99)       $   (1.40)     $    (4.72)
                                                     ===============  ==============   ==============  ==================
  Loss from discontinued operations                       $   (0.06)      $  (0.05)       $   (0.06)     $    (0.22)
                                                     ===============  ==============   ==============  ==================
  Loss on disposal of discontinued operations            $       -       $       -        $   (0.19)     $    (0.28)
                                                     ===============  ==============   ==============  ==================
  Net Loss                                               $   (0.94)      $   (1.04)       $   (1.65)     $    (5.22)
                                                     ===============  ==============   ==============  ==================
Weighted average common shares outstanding                  29,944          35,859           41,083          28,391
                                                    ===============  ==============   ==============  ==================


        The accompanying notes are an integral part of these statements.

                                      F14

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development stage company)
       Consolidated Statements of Changes in Stockholders' Equity for the
                  Years ended December 31, 1999, 2000 and 2001

                      (In thousands, except per share data)


                                                                                                           Deficit
                                                                                          Note    Foreign  Accumulated
                                                      Additional                      Receivable  Currency During         Total
                                         Common Stock   Paid-in   Warrants Deferred      from     Trans-   Development Stockholders'
                                        Shares Amount  Capital    Amount    Comp.     Stockholder lation   Stage       Equity
                                        ------ ------ ----------  -------  --------- ------------ -------- ----------- -------------
Balance at January 1, 2001              36,947    $37   $153,940       -    $(1,530)    $ (1,940)   $   -   $ (80,513)  $    69,994
 Issuance of common stock under ESPP
 on April 30 and October 31, 2001 at
 $9.22 and $9.51 per share,
 respectively                               35      -        288       -          -            -        -           -           288

 Issuance of 1,345 shares of common stock
 to Acqua Wellington for cash in five
 transactions priced from $9.60 to $10.16
 per share net of issuance costs         1,344      1     13,163       -          -            -        -           -        13,164

 Issuance of 4,870 shares of common stock
 and warrants to purchase 753 shares of
 common stock on May 16 and 17, 2001 at
 $9.45 per share, net of issuance costs  4,870      5     37,507   5,134          -            -        -           -        42,646

 Issuance of 814 shares of common stock
 on October 31, 2001 at $10.218 per share
 to purchase certain therapeutic assets
 of IBEX                                   814      1      8,323       -          -            -        -           -         8,324

 Issuance of stock options on October 31,
 2001 in connection with the IBEX
 acquisition                                 -      -        291       -          -            -        -           -           291

 Issuance of 8,050 shares of common stock
 on December 13, 2001 in a public offering
 at $12 per share net of issuance costs  8,050      8     90,363       -          -            -        -           -        90,371

Exercise of common stock options           342      -      1,258       -          -            -        -           -         1,258

Interest accrued on notes receivable         -      -         97       -          -          (97)       -           -             -

Foreign currency translation                 -      -          -       -          -            -      (13)          -           (13)

Amortization of deferred compensation        -      -          -       -        831            -        -           -           831

Net loss                                     -      -          -       -          -            -        -     (67,606)      (67,606)
                                        ------  ------   --------  ------  --------    --------- -------    ----------     ---------
Balance at December 31, 2001            52,402   $ 52   $305,230  $5,134      $(699)     $(2,037)   $ (13)  $(148,119)     $159,548
                                        ======  ======   ========  ======  ========    ========= =======    ==========     =========

                                                    The accompanying notes are an integral part of these statements.

                                       F15

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development stage company)
       Consolidated Statements of Changes in Stockholders' Equity for the
                  Years ended December 31, 1999, 2000 and 2001

                      (In thousands, except per share data)


                                                                                                                   Deficit
                                                                                               Note              Accumulated
                                                     Additional                          Receivable   Foreign      During    Total
                                      Common Stock    Paid-in      Warrants     Deferred   from       Currency   Development  SH's
                                     Shares   Amount  Capital   Shares  Amount   Comp.  Stockholder  Translation    Stage    Equity
                                     ------   ------  -------   ------  ------  ------  ------------ ----------- ----------- ------
Balance at January 1, 2000           34,832    $35   $146,592   802    $128    $(2,591)  $ (2,638)  $        -    (43,149)   $98,377
 Issuance of common stock on April 30,
  2000 pursuant to the Employee Stock
  Purchase Plan at $11.05 per share      18      -        199     -       -          -          -             -         -       199

 Issuance of common stock on October 31,
  2000 pursuant to the Employee Stock
  Purchase Plan at $11.05 per share      10      -        115     -       -          -           -            -         -       115

 Exercise of common stock options     1,301       1     5,674     -      -          -           -           -          -      5,675

 Exercise of common stock warrants      802       1       929  (802)  (128)         -           -           -          -        802

 Common stock surrendered by stockholders
  for payment of principal and interest (41)      -      (170)     -      -          -         170           -          -         -

 Repayment of notes from stockholders     -       -         -      -      -          -         804           -          -       804

 Interest on notes receivable             -       -       276      -      -          -        (276)          -          -         -

 Amortization of deferred compensation    -       -         -      -      -        1,386       -             -          -     1,386

 Deferred compensation related to stock and
  option issuances, net of terminations  25       -       325      -      -         (325)     -              -          -         -

Net loss                                  -       -         -      -      -            -      -              -    (37,364)  (37,364)
                                      ------   ------  --------   ------ ------   --------   ---------  --------- ---------  -------
Balance at December 31, 2000          36,947   $ 37    $153,940      -    $ -     $(1,530)   $(1,940)   $    -   $(80,513)  $69,994
                                      ======   ====== =========  ====== ======   =========  =========  =========  =========  =======

                                                    The accompanying notes are an integral part of these statements.

                                       F16

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development stage company)

       Consolidated Statements of Changes in Stockholders' Equity for the
                  Years ended December 31, 1999, 2000 and 2001

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

 Issuance  of  common  stock  on July  23,
  1999  concurrent  with the IPO upon con-
  version of promissory  notes plus accrued
  interest of $720 at $10.00 per share
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

                                       F17

                 BioMarin Pharmaceutical Inc. and Subsidiaries
                         (a development-stage company)
                     Consolidated Statements of Cash Flows
            the Years Ended December 31, 1999, 2000 and 2001 and for
        the Period from March 21, 1997 (inception) to December 31, 2001
                                 (In thousands)

                                                                                                  March 21, 1997
                                                                                                 (inception) to
                                                             December 31,                          December 31,
                                              1999               2000               2001               2001
                                           ----------        ------------        ----------       --------------
Cash flows from operating activities:
 Net loss from continuing operations       $  (26,371)        $  (35,615)        $  (57,428)      $   (134,119)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  In-process research and development               -                  -             11,647             11,647
  Facility closure                                  -              3,791                  -              3,791
  Depreciation                                  4,074              4,347              6,173             14,907
  Amortization                                  1,341              1,386                831              3,761
  Loss from BioMarin/Genzyme LLC                6,973             12,635             18,509             38,164
 Changes in operating assets and liabilities:
  Due from BioMarin/Genzyme LLC                  (861)              (519)            (1,297)            (3,096)
  Other current assets                            383               (720)              (299)            (1,266)
  Note receivable from officer                      -                  -               (889)              (889)
  Deposits                                        (72)              (182)              (101)              (434)
  Accounts payable                              1,754              1,552               (363)             4,383
  Accrued liabilities                           1,326                148                247              2,519
                                           ----------        ------------        ----------       --------------
  Net cash used in continuing operations      (11,453)           (13,177)           (22,970)           (60,632)
  Net cash provided by (used in) discontinued
    operations                                 (1,487)               444                (95)               749
                                           ----------        ------------        ----------       --------------
    Net cash used in operating activities     (12,940)           (12,733)           (23,065)           (59,883)
                                           ==========        ============        ==========       ==============
Cash flows from investing activities:
 Purchase of property and equipment           (22,944)            (3,760)           (17,812)           (51,051)
 Investment in BioMarin/Genzyme LLC            (6,709)           (13,696)           (18,172)           (39,309)
 Purchase of IBEX therapeutic assets                -                  -             (3,032)            (3,032)
 Purchase (sale) of short-term investments    (37,597)            15,902            (94,898)          (118,569)
                                           ----------        ------------        ----------       --------------
  Net cash used in continuing operations      (67,250)            (1,554)          (133,914)          (211,961)
  Net cash used in discontinued operations     (1,500)              (163)                 -             (1,663)
                                           ----------        ------------        ----------       --------------
    Net cash used in investing activities     (68,750)            (1,717)          (133,914)          (213,624)
                                           ----------        ------------        ----------       --------------
Cash flow from financing activities:
 Net proceeds from sale of common stock, net   69,951                  -            133,017            232,823
 Proceeds from issuance of convertible notes   25,615                  -                  -             25,615
 Net proceeds from Acqua Wellington agreement       -                  -             13,163             13,163
 Proceeds from exercise of common
  stock options and warrants                      148              6,477              1,258              7,695
 Net proceeds from notes payable                    -                  -              5,505              5,639
 Repayment of notes payable                       (24)               (28)              (198)              (250)
 Repayment of capital lease obligations             -                  -                (43)               (43)
 Receipts from notes receivable from stockholders   -                804                  -                804
 Issuance of common stock for ESPP, and other       -                314                288                602
                                           ----------        ------------        ----------       --------------
    Net cash provided by financing
     activities                                95,690              7,567            152,990            286,048
                                           ----------        ------------        ----------       --------------
Effect of foreign currency translation on cash      -                  -                (13)               (13)
                                           ----------        ------------        ----------       --------------
    Net increase (decrease) in cash            14,000             (6,883)            (4,002)            12,528

Cash and cash equivalents:
 Beginning of period                            9,413             23,413             16,530                  -
                                           ----------        ------------        ----------       --------------
 End of period                             $   23,413         $   16,530          $  12,528        $    12,528
                                           ==========        ============        ==========       ==============


        The accompanying notes are an integral part of these statements

                                      F18

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                   Notes to Consolidated Financial Statements


1.   NATURE OF OPERATIONS AND BUSINESS RISKS:


BioMarin Pharmaceutical Inc. (the Company or BioMarin) is a biopharmaceutical company specializing in the development of enzyme therapies for debilitating life-threatening chronic genetic diseases and other diseases and conditions. Since March 21, 1997 (inception), the Company has devoted substantially all of its efforts to research and development activities, including preclinical studies and clinical trials, the establishment of laboratory, clinical and commercial manufacturing facilities, clinical manufacturing, and related administrative activities.

The Company was incorporated on October 25, 1996 in the state of Delaware and first began business on March 21, 1997 (inception) as a wholly-owned subsidiary of Glyko Biomedical Ltd. (GBL). Subsequently, BioMarin has issued stock to outside investors in a series of transactions, resulting in GBL's ownership of BioMarin's outstanding common stock being reduced to 22 percent at December 31, 2001.

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

In February 2002, the Company decided to close the carbohydrate analytical business portion of Glyko, Inc. which provided all of Glyko, Inc.'s revenues. Accordingly, the Company recorded a Glyko, Inc. closure expense of $7.9 million in the 2001 consolidated statements of operations. This charge consisted primarily of an impairment reserve against the unamortized balance of goodwill and other intangible assets related to the acquisition of Glyko, Inc. The majority of the Glyko, Inc. employees will be incorporated into the BioMarin business and such employees will continue to provide necessary analytic and diagnostic support to the Company's therapeutic products.

The net loss of Glyko, Inc.'s operations is included in the accompanying consolidated statements of operations as loss from discontinued operations. Revenues from Glyko, Inc. for the years ended December 31, 1999, 2000 and 2001 and the period from March 21, 1997 (inception) to December 31, 2001 were $1.6 million, $2.6 million, $2.7 million and $7.0 million respectively.

In September 2001, the Company formed BioMarin Enzymes, Inc. as a wholly-owned subsidiary incorporated in Delaware and BioMarin Pharmaceutical Nova Scotia Company, an unlimited liability company formed in Nova Scotia and a wholly-owned subsidiary of BioMarin Enzymes, Inc. Both entities were formed to purchase the therapeutic assets of IBEX Technologies Inc. and its subsidiaries on October 31, 2001.

On October 31, 2001,  the Company  purchased from IBEX  Technologies  Inc. (TSE:
IBT) and its subsidiaries the intellectual property and other assets associated with the IBEX therapeutic enzyme drug products (including NeutralaseTM and PhenylaseTM) for $10.4 million, consisting of $2 million in cash and $8.4 million in BioMarin common stock at $10.218 per share (814,647 shares). See also
Note 3.

Through December 31, 2001, the Company had accumulated losses during its development stage of approximately $148.1 million. Based on current plans, management expects to incur further losses at least through 2003. Management believes that the Company's cash, cash equivalents and short-term investment balances at December 31, 2001 will be sufficient to meet the Company's obligations through the end of 2003.

                                      F19

Business Risks - The Company is exposed to the following risks:

   o There can be no assurance that the Company's research and development efforts will be successfully completed or that its product candidates will be shown to be safe and effective.

   o Certain of the Company's product candidates rely on proprietary technology and patents owned by certain universities and other institutions and licensed to BioMarin. These universities also provide research and development services. Cessation of relationships with these universities could significantly affect the Company's future operations.

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

In addition, the Company is subject to a number of risks, including the need for additional financing, dependence on key personnel, small patient populations, patent protection, significant competition from larger organizations, dependence on corporate partners and collaborators, and expected restrictions on reimbursement, as well as other changes in the healthcare industry.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation - These consolidated financial statements include the accounts of BioMarin and its wholly-owned subsidiaries: Glyko, Inc., BioMarin
Enzymes, Inc., BioMarin Pharmaceutical Nova Scotia Company and BioMarin Genetics, Inc. All significant intercompany transactions have been eliminated.

Discontinued Operations - The decision to close Glyko, Inc. has resulted in the operations of Glyko Inc. being classified as discontinued operations in the accompanying consolidated financial statements and, accordingly, the Company has segregated the assets and liabilities of the discontinued operations in the accompanying consolidated balance sheets as of December 31, 2000 and 2001. In addition, the Company has segregated the operating results in the accompanying consolidated statements of operations for the years ended December 31, 1999, 2000 and 2001 and for the period from March 21, 1997 (inception) to December 31, 2001; and has segregated cash flows from discontinued operations in the accompanying consolidated statements of cash flows for the same periods. The notes to the accompanying consolidated financial statements reflect the classification of Glyko Inc. operations as discontinued operations.

The loss on disposal of discontinued operations included in the accompanying consolidated statement of operations reflects certain adjustments required at December 31, 2001 primarily to record an impairment reserve against the unamortized goodwill related to Glyko, Inc. of approximately $7.8 million.

Concentration of Credit Risk - Financial instruments that may potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and short-term investments. All cash, cash equivalents, and short-term investments are placed in financial institutions with strong credit ratings, which minimizes the risk of loss due to nonpayment. The Company has not experienced any losses due to credit impairment or other factors related to its financial instruments.

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

Cash and Cash Equivalents--For the consolidated statements of cash flows, the Company treats liquid investments with original maturities of less than three months when purchased as cash and cash equivalents.

Short-Term Investments--The Company records its investments as held-to-maturity. These investments are recorded at amortized cost at December 31, 2001. These securities are comprised mainly of Federal Agency investments, commercial paper and bank certificates of deposit.

                                      F20

Investment in BioMarin/Genzyme LLC and Related Revenue--Under the terms of the Company's joint venture agreement with Genzyme (see note 10), the Company and Genzyme have each agreed to provide 50 percent of the funding for the joint venture. All research and development, sales and marketing, and other activities performed by Genzyme and the Company on behalf of the joint venture are billed to the joint venture at cost. Any profits or losses of the joint venture are shared equally by the two parties. BioMarin provided $39.3 million in funding to the joint venture from inception through December 31, 2001.

During the years ended December 31, 1999, 2000, 2001 and for the period from March 21, 1997 (inception) through December 31, 2001, the Company incurred expenses and billed $10.6 million, $19.4 million, $22.6 million and $54.4 million, respectively, for services provided to the joint venture under the Agreement. Of these amounts, $5.3 million, $9.7 million, $11.3 million and $27.2 million, respectively, or 50 percent, was recognized as revenue in accordance with the Company's policy of recognizing revenue to the extent that research and development costs billed to the joint venture have been funded by Genzyme. At December 31, 2000, and 2001, the Company had receivables of $1.8 million and $3.1 million, respectively, related to these billings.

The Company accounts for its investment in the joint venture using the equity method. Accordingly, the Company records a reduction in its investment in the joint venture for its 50 percent share of the loss of the joint venture. The percentage of the costs incurred by the Company and billed to the joint venture that are funded by the Company (50 percent), is recorded as a credit to the Company's equity in the loss of the joint venture.

The following table summarizes the components of the Company's recorded equity in loss of BioMarin/Genzyme LLC (in thousands):

                                                                                          March 21, 1997
                                                                                          (inception) to
                                                       Years ended December 31,         December 31, 2001
                                                  ------------------------------------ ---------------------
                                                    1999        2000         2001
                                                  ---------- ------------ ------------
50 percent of joint venture net loss              $(6,973)   $(12,643)    $(18,663)               $(39,163)
50 percent of services billed by the
Company to joint venture                            5,300       9,731       11,330                  27,198
                                                  ----------------------------------------------------------
                                                  $(1,673)   $ (2,912)   $  (7,333)               $(11,965)
                                                  ==========================================================


At December 31, 2001 the summarized assets and liabilities of the joint venture and its results of operations from inception to December 31, 2001 are as follows (in thousands):


               Assets                    $7,628
                                         ======
               Liabilities               $5,338
               Net equity                 2,290
                                          -----
                                         $7,628
                                         ======
               Cumulative net loss      $77,918
                                        =======

Property and Equipment--Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the related estimated useful lives. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

As of December 31, 2000 and 2001, property and equipment consisted of the following:


                                                 December 31,
                                        -------------------------------
Category                                     2000           2001            Estimated Useful Lives
--------------------------------------- ------------------------------- --------------------------------
Computer hardware and software           $  678            1,532                        3 years
Office furniture and equipment            1,056            1,557                        5 years
Manufacturing/Laboratory Equipment        9,323           11,769                        5 years
Leasehold improvements                   16,685           30,886              Shorter of life of asset
                                                                                     or lease term
Construction in progress                  1,048            1,064
                                        -------------------------------
                                         28,790           46,808
Less:  Accumulated depreciation          (8,075)         (14,248)
                                        -------------------------------
Total property and equipment, net        20,715           32,560
                                        ===============================


                                      F21

Depreciation expense for the years ended December 31, 1999, 2000 and 2001 and for the period March 21, 1997 (inception) to December 31, 2001, was, $4.1 million, $4.3 million, $6.2 million and $14.9 million, respectively.

Goodwill and Other Intangible Assets--In connection with the acquisition of Glyko, Inc. in 1998, the Company recorded intangible assets of $11.7 million. Additional intangible assets of $891,000 were recorded in connection with the acquisition by Glyko, Inc. of the key assets of the bio-chemical research reagent division of Oxford GlycoSciences Plc. (OGS), a company not related to Glyko, Inc. During 2000, the Company revised its estimate of the useful life of these intangible assets downward to 7 years; the effect of this change increased amortization expense in 2000. As indicated in Note 1, the Company recorded an impairment reserve against the unamortized balance of $7.8 million at December 31, 2001 as a result of the Company's decision to close the business.

Impairment of Long-Lived Assets--The Company regularly reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Accrued Liabilities--As of December 31, 2000 and 2001, accrued liabilities consisted of the following:


                                         December 31,
                                   --------------------------
                                       2000         2001
                                   ------------- ------------
Vacation                           $    365      $   602
Construction in progress                225           -
ESPP/401K                               167          528
Other                                 1,194        1,068
                                   ------------- ------------
               Total               $  1,951      $ 2,198
                                   ============= ============

Revenue Recognition--Revenue from the joint venture is recognized to the extent that research and development costs billed by the Company have been funded by Genzyme.

Research and Development--Research and development expenses include the expenses associated with contract research and development provided by third parties, research and development provided in connection with the joint venture including manufacturing, clinical and regulatory costs, and internal research and development costs. All research and development costs are expensed as incurred.

Net Income (Loss) per Share--Net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average common shares outstanding and potential common shares during the period. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options, warrants, and contingent issuances of common stock. For periods in which the Company has losses (all periods presented), such potential common shares are excluded from the computation of diluted net loss per share, as their effect is antidilutive.

Potentially dilutive securities include (in thousands):


                                                              December 31,
                                            -----------------------------------------------
                                                 1999            2000            2001
                                            -----------------------------------------------
Options to purchase common stock                5,450           5,539           7,767
Warrants to purchase common stock                 802             -               753
                                            -----------------------------------------------

                  Total                         6,252           5,539           8,520
                                            ===============================================


Segment Reporting--The Company operates in two segments. The Analytic and Diagnostic segment represents the operations of Glyko, Inc. which involve the manufacture and sale of analytic and diagnostic products (See Note 1 regarding closure of Glyko, Inc. and the associated discontinued operations treatment). The Pharmaceutical segment represents the research and development activities related to the development and commercialization of carbohydrate enzyme therapeutics. Management of the Company has concluded that the operations of the Analytic and Diagnostic segment are immaterial to the Company's overall activities and, thus, disclosure of segment information is not required.

                                      F22

Recent Accounting Pronouncements - On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; intangible assets acquired in a business combination must be recorded separately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually using a fair value approach; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development acquired in business combinations will continue to be written off immediately. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 will be effective January 1, 2002 for the Company. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

Reclassifications - Certain items in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.


3.       PURCHASE OF IBEX THERAPEUTIC ASSETS

On October 31, 2001,  the Company  purchased from IBEX  Technologies  Inc. (TSE:
IBT) and its subsidiaries the intellectual property and other assets associated with the IBEX therapeutic enzyme drug products (including Neutralase and Phenylase) for $10.4 million, consisting of $2 million in cash and $8.4 million in BioMarin common stock at $10.218 dollars per share (814,647 shares). In connection with the purchase of the IBEX therapeutic assets, the Company issued options to purchase 43,861 shares of the Company's common stock. These options were valued using the Black-Scholes option pricing model and the resulting valuation of $291,000 was included as additional purchase price. The purchase agreement includes up to approximately $9.5 million in contingency payments upon regulatory approval of Neutralase and Phenylase, provided that approval occurs prior to October 31, 2006.

The transaction did not meet the criteria of a business combination as outlined in EITF 98-3 "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business" as, upon acquisition, the assets acquired did not have any significant business outputs. Accordingly, all of the purchase price plus related expenses totaling $11.7 million was attributed to in-process research and development and was expensed in the accompanying consolidated statements of operations.

The following unaudited pro forma summary financial information (in thousands, except for per share information) displays the consolidated results of operations of the Company as if the acquisition of the therapeutic assets of IBEX had occurred on January 1, 2000 and was carried forward through December 31, 2001. Preparation of the pro forma summary information was based on assumptions deemed appropriate by the Company. The pro forma information is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated on January 1, 2000 nor does it purport to represent the future financial position of operations for future periods:


                                                                      Year ended December 31
                                                                         2000            2001
Revenues                                                             $     9,731    $    11,699
Operating expenses                                                       (59,163)       (53,457)
Loss from continuing operations                                          (49,372)       (47,237)
Net loss                                                                 (50,956)       (57,282)
Net loss per share (basic and diluted)                               $     (1.39)   $     (1.37)
Weighted average common shares outstanding (basic and diluted)            36,674         41,898


                                      F23

4.   STOCKHOLDERS' EQUITY:

Common Stock and Warrants - The Company closed a number of private placements in 1997 and 1998. In connection with these placements, an entity with which the former chief executive officer and chairman of the board is affiliated (see Note
7) was issued a total of 899,500 shares (valued at $1.4 million) and warrants (valued at $0.1 million) to purchase an additional 801,500 shares of common stock at an exercise price of $1 per share. These issuances were made for brokerage services rendered in connection with these placements and were accounted for as a cost of raising capital. The warrants were exercised in August 2000.

In July 1999, the Company completed its initial public offering raising net proceeds (including the exercise of the over-allotment) of $60 million.

On May 16, 2001, the Company sold 4,763,712 shares of common stock at $9.45 per share and, for no additional consideration, issued three-year warrants to purchase 714,554 shares of common stock at an exercise price of $13.10 per share and received net proceeds of $41.6 million. Also, on May 17, 2001, a fund managed by Acqua Wellington purchased 105,821 shares of common stock and received warrants to purchase 15,873 shares of common stock on the same price and terms as the May 16, 2001 transaction; the Company received net proceeds of $1 million. The Company allocated a portion of the proceeds to warrants in the consolidated balance sheet based on the estimated fair value of the warrants. The fair value of the warrants was calculated using the Black-Scholes option pricing model.

In August 2001, the Company signed an amended agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) for an equity investment in the Company. The agreement allows for the purchase of up to $27.7 million (approximately 2,500,000 shares). Under the terms of the agreement, the Company will have the option to request that Acqua Wellington invest in the Company through sales of registered common stock at a small discount to market price. The maximum amount that the Company may request to be bought in any one month is dependent upon the market price of the stock (or an amount that can be mutually agreed-upon by both parties) and is referred to as the "Draw Down Amount." Subject to certain conditions, Acqua Wellington is obligated to purchase this amount if requested to do so by the Company. In addition, the Company may, at its discretion, grant a "Call Option" to Acqua Wellington for an additional investment in an amount up to the "Draw Down Amount" which Acqua Wellington may or may not choose to exercise. During 2001, Acqua Wellington purchased 1,344,194 shares for $13.5 million ($13.2 million net of issuance costs). Under this agreement, Acqua Wellington may also purchase stock and receive similar terms of any other equity financing by the Company.

On December 13, 2001, the Company completed a follow-on public offering of its common stock. In the offering, the Company sold 8,050,000 shares, including 1,050,000 shares to cover over-allotments, at a price to the public of $12.00 per share. The net proceeds to the Company were approximately $90.4 million.

Notes Receivable from Stockholders--These originated from the October 1997 issuance of 2.5 million shares of Founders' Stock to three officers. The notes carried an interest rate of 6%; since this was less than the then-market rate of 9%, an interest discount and related deferred compensation of $200,000 was recorded. The deferred compensation was recognized as an expense over the term of the notes.

The notes were originally due on March 31, 2001 and are secured by the underlying stock. The notes contained buy-back and vesting provisions. Two of the three executives have left the Company. For the first officer, the Company repurchased 33,334 of his shares at his original purchase price and reduced his note balance by the same amount. This officer repaid the remaining balance and interest in 2000. The second and third officers have not yet fully repaid their loans but repayment is expected in 2002 including interest that is continuing to be accrued.

The notes are classified in the accompanying consolidated balance sheets as a reduction of stockholders' equity.

Deferred Compensation--In connection with certain stock option and stock grants to employees from 1998 to 2000, the Company recorded deferred compensation totaling $4.2 million, which is being amortized over the estimated service periods of the grantees. Amortization expense recognized during the years ended December 31, 1999, 2000, and 2001 was $1.3 million, $1.4 million and $0.8 million, respectively.

5.   STOCK OPTION PLANS:

The Board of Directors and stockholders have approved two plans:

   o The 1997 Stock Plan (the 1997 Plan) provides for the grant of stock options and the issuance of common stock to employees, officers, directors and consultants. As of December 31, 2001, 9,172,451 shares were reserved for issuance under the 1997 Plan.

   o The 1998 Director Option Plan (the Director Plan) provides for the grant of stock options and the issuance of common stock to non-employee directors. As of December 31, 2001, options to purchase 185,000 shares were outstanding and options to purchase 500,000 shares were authorized by the Director Plan.

                                      F24

Options currently outstanding under the 1997 Plan and 1998 Director Plan (the Plans) generally have vesting schedules of up to four years. Options terminate from 5-10 years from the date of grant or 90 days after termination of employment.

The Company accounts for option grants in accordance with APB 25. Had compensation cost for option grants to employees under the Plans been determined consistent with the fair value provisions of SFAS No. 123, the effect on the Company's net loss would have been as follows (in thousands):


                                                                                                Period from March
                                                                                                    21, 1997
                                                                                                  (Inception) to
                                                       Years ended December 31,                  (December 31,
                                        --------------------------------------------------------
                                             1999              2000                2001               2001
                                        -------------- ------------------- --------------------- ---------------
Net loss as reported                     $ (28,072)     $      (37,380)          $ (67,606)        $  (148,119)
Pro forma effect of SFAS No. 123            (1,074)             (5,412)            (13,875)            (20,544)
                                        -------------- ------------------- --------------------- ---------------
Pro forma net loss                       $ (29,146)     $      (42,792)          $ (81,481)        $  (168,663)
                                        ============== =================== ===================== ===============


Net loss per common share as reported    $   (0.94)     $        (1.04)          $   (1.65)        $     (5.22)
                                        ============== =================== ===================== ===============

Pro forma loss per common share          $   (0.97)     $        (1.19)          $   (1.98)        $     (5.94)
                                        ============== =================== ===================== ===============



A summary of the status of the Company's Plans is as follows:

                                                       Weighted                            Weighted Average
                                                       Average        Exercisable at     Fair Value of Options
                                      Option Shares   Exercise Price   End of Year            Granted
                                                     --------------- ------------- -------------------
Outstanding at March 21, 1997              -
                                   ---------------
       Granted                        297,000             $1.00                                $0.22
                                   ---------------
       Outstanding at December        297,000              1.00          232,000
                                                                      =============
       Granted                      2,507,660              4.18                                $2.40
       Exercised                       (1,973)             1.00
       Canceled                        (1,447)             1.00
                                   ---------------
Outstanding at December 31, 1998    2,801,240              3.85          761,609
                                                                      =============
       Granted                      2,877,430             11.35                                $8.80
       Exercised                      (40,148)             3.69
       Canceled                      (188,536)             9.28
                                   ---------------
Outstanding at December 31, 1999    5,449,986              7.59        1,922,041
                                                                      =============
       Granted                      1,881,310             15.83                               $13.27
       Exercised                   (1,300,532)             4.36
       Canceled                      (491,506)            11.70
                                   ---------------
Outstanding at December 31, 2000    5,539,258             10.92        2,067,302
                                                                      =============
       Granted                      2,844,206             10.80                               $8.22
       Exercised                     (343,560)             3.72
       Canceled                      (273,226)            14.21
                                   ---------------
                                   ---------------
Outstanding at December 31, 2001
                                     7,766,678            11.18        3,682,150
                                   ===============                    =============


There were 1,048,661 and 219,560 options available for grant under the Plans at December 31, 2000 and 2001, respectively.


                                      F25

As of December 31, 2001, the options outstanding consisted of the following:


                 Options Outstanding                                            Options Exercisable
------------------------------------------------------------------------------ ------------------------------------------

                                              Weighted           Weighted                              Weighted Average
 Range of Exercise     Number of Options       Average            Average       Number of Options       Average Exercise
      Prices             Outstanding       Contractual Life   Exercise Price      Exercisable              Price
--------------------- ------------------- ---------------  ------------------- -------------------- ---------------------
     $0.00 to $3.50          103,523            0.7              $1.07             103,523                  $1.07

     $3.50 to $7.00        1,699,903            4.0              $5.35           1,376,818                  $5.24

    $7.01 to $10.50        1,644,037            8.9              $9.43             539,178                  $9.45

   $10.51 to $14.00        3,030,947            7.1             $12.60           1,026,982                 $12.68

   $14.01 to $17.50          691,394            4.6             $15.83             358,365                 $15.81

   $17.51 to $21.00          265,874            6.5             $19.40             132,621                 $19.66

   $21.01 to $24.50          220,000            8.1             $21.63              93,541                 $21.96

   $24.51 to $28.00           96,000            3.2             $25.88              43,935                 $25.90

   $28.00 to $31.50           15,000            3.2             $31.25               7,187                 $31.25

                      -------------------                                       -------------------

                           7,766,678                                                3,682,150
                      ===================                                       ===================


The following summarizes the assumptions used to determine the fair value of each option using the Black-Scholes option pricing model:


Dates of Grant                             Interest Rate   Dividend       Life      Volatility
                                                             Yield
----------------------------------------  ---------------- ----------- -----------  -----------
Inception to July 22, 1999  (pre-IPO)      4.6% to 5.7%      0.00%       4 years        0%
July 22, 1999 to December 31, 1999         5.8% to 6.1%      0.00%       4 years       39%
January 1, 2000 to December 31, 2000       4.6% to 6.8%      0.00%       4 years      105%
January 1, 2001 to December 31, 2001       3.9% to 4.9%      0.00%       4 years       76%


6.       NOTE PAYABLE:

During December 2001, the Company entered into three separate agreements with General Electric Capital Corporation for secured loans totaling $5.5 million. The notes bear interest (ranging from 9.1% to 9.31%) and are secured by certain manufacturing and laboratory equipment. Additionally, one of the agreements is subject to a covenant that requires the Company to maintain a minimum unrestricted cash balance of $25 million. Should the unrestricted cash balance fall below $25 million, the note is subject to prepayment, including prepayment penalties ranging from 1% to 4%.

Principal payments due on notes payable for the years ended December 31 are as follows (in thousands):


                 2002                  $      1,525
                 2003                         1,803
                 2004                         1,948
                 2005                           113
                                       ----------------
                                       ----------------
                                       $      5,389
                                       ================

7.   INCOME TAXES:

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse.

The Company's primary temporary differences relate to items expensed for financial reporting purposes but not currently deductible for income tax purposes, consisting primarily of depreciable lives for property and equipment.

                                      F26

As of December 31, 2001, net operating loss carryforwards are approximately $108.0 million and $57.6 million for federal and California income tax purposes, respectively. These net operating loss carryforwards include net operating losses of $12.6 million for federal purposes related to Glyko, Inc. These federal and state carryforwards expire beginning in the year 2011 and 2004, respectively.

The Company also has research and development credits available to reduce future federal and California income taxes of approximately $3.2 million and $3.1 million, respectively, at December 31, 2001. These credits include credits related to Glyko, Inc. of approximately $0.7 million and $0.4 million for federal and California purposes, respectively. These federal and state carryforwards expire beginning in 2012 and 2013, respectively.

The Company also has orphan drug credits available to reduce future federal income taxes, if any, of approximately $13.6 million at December 31, 2001.

The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards and research and development credits available to be used in any given year should certain events occur, including sale of equity securities and other changes in ownership. The acquisition of Glyko, Inc. and the related issuance of stock represented a change of ownership under these provisions. As a result of this and the proposed exiting of the Glyko business, there can be no assurance that the Company will be able to utilize net operating loss carryforwards and credits before expiration.

The Company has a cumulative net operating loss carryforward since inception, resulting in net deferred tax assets of approximately $61.5 million. A valuation allowance has been placed on the net deferred tax assets to reduce them to an assumed net realizable value of zero.


8.   COMMITMENTS AND CONTINGENCIES:

Lease Commitments--The Company leases office space and research and testing laboratory space in various facilities under operating agreements expiring at various dates through 2010. Future minimum lease payments for the years ended December 31 are as follows (in thousands):

            2002..................       $  2,548
            2003..................          2,566
            2004..................          2,392
            2005..................          2,093
            2006..................          1,924
            Thereafter............          5,715
                                         ---------
                      Total.......        $17,238
                                         =========

Rent expense for the years ended December 31, 1999, 2000 and 2001, and for the period from March 21, 1997 (inception), to December 31, 2001, was $1.1 million, $1.5 million, $2.2 million and $5.2 million, respectively.

Research and Development Funding and Technology Licenses--The Company uses experts and laboratories at universities and other institutions to perform research and development activities. Funding commitments as of December 31, 2001 to these institutions for future years are as follows (in thousands):

            2002..................        $     652
            2003..................              330
            2004..................              255
            2005..................              255
            2006..................              255
                                          ---------
                      Total.......          $ 1,747
                                          =========

The Company has also licensed technology from certain institutions, for which it is required to pay a royalty upon future sales, subject to certain annual minimums. As of December 31, 2001, such minimum commitments were $255,000.

Product Liability and Lack of Insurance--The Company is subject to the risk of exposure to product liability claims in the event that the use of AldurazymeTM, AryplaseTM or VibrilaseTM results in adverse effects during testing or commercial sale. BioMarin/Genzyme LLC (the LLC) and the Company carry product liability insurance to cover the clinical trials of Aldurazyme (by the LLC) and Aryplase and Vibrilase (by the Company). There can be no assurance that the Company will be able to obtain product liability insurance coverage at economically reasonable rates or that such insurance will provide adequate coverage against all possible claims. To date, there have not been any such claims.

                                      F27

9.   RELATED-PARTY TRANSACTIONS:

On April 13,  1999,  the  Company  entered  into a  convertible  note  financing agreement in the amount of $26.0 million. Of this amount GBL purchased $4.3 million worth of such notes and LaMont Asset Management SA (LAM) purchased $9.7 million. A director of the Company is also the chairman of LAM. The Company also entered into an agency agreement with LAM pursuant to which the Company agreed to pay LAMS a five percent cash commission on sales to certain note purchasers. On July 23, 1999, concurrent with the Company's IPO, the Company's convertible notes payable (including accrued interest) were converted into 2,672,020 shares of the Company's common stock at $10 per share. GBL's $4.3 million convertible note plus interest was converted to 441,911 shares and LAM's $9.7 million convertible note plus interest was converted to 996,869 shares.

In April 2001, the Company loaned a Company officer $860,000 to purchase a property and received a promissory note secured by the property. The note matures on October 31, 2004 (subject to various conditions in the employment agreement) and bears interest at the Federal mid-term rate (3.9% as of December 31, 2001).

Due to the terms of the collaborative agreement with Genzyme outlined in Note 10, Genzyme is considered to be a related party. See also Notes 1 and 10 for Genzyme related-party transactions.

10.   COLLABORATIVE AGREEMENTS:

Genzyme--In 1998, the Company entered into an agreement (the Collaboration Agreement) with Genzyme to establish a joint venture (BioMarin/Genzyme LLC) for the worldwide development and commercialization of Aldurazyme to treat MPS I. In conjunction with the formation of the joint venture, the Company established a wholly-owned subsidiary, BioMarin Genetics, Inc. The Company has a 49 percent interest in the joint venture, BioMarin Genetics, Inc. has a 1 percent interest, and Genzyme has the remaining 50 percent interest.

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

11.   COMPENSATION PLANS:

Employment Agreements--The Company has entered into employment agreements with eight officers. Seven of these agreements can be terminated without cause by the Company upon six months prior notice, or by the officer upon three months prior written notice to the Company. The employment agreement with the Company's Chief Executive Officer (CEO) shall be renewed after three years for one additional three-year period unless either party gives nine months notice prior to the expiration of the initial three-year period. The annual salaries committed under these employment agreements total approximately $2.0 million. In addition, three of the agreements provide for the payment of an annual cash bonus of up to 100 percent of the base annual salary of the three senior officers based upon the Company's market capitalization through June 30, 2000. Bonuses for the three senior officers (two of whom are no longer with the Company) totaled $294,000 and $0 in 2000 and 2001, respectively. The bonuses for the CEO totaled $279,000 in 2001.

401(k) Plan--The Company sponsors the BioMarin Retirement Savings Plan. Most employees (Participants) are eligible to participate following the start of their employment, on the earlier of the next occurring January 1, April 1, July 1 or October 1. Participants may contribute up to 20 percent of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. The Company pays the direct expenses of the 401(k) Plan and matches 50% of the first 2% contributed to the employee accounts. The Company's matching contribution vests over four years from employment commencement and was $0, $30,000, $90,000 and $123,000 for the years ended December 31, 1999, 2000,
2001 and for the period from March 21, 1997 (inception) through December 31, 2001, respectively.

                                      F28

1998 Employee Stock Purchase Plan (1998 Purchase Plan)--A total of 250,000 shares of Company common stock has been reserved for issuance under the 1998 Purchase Plan, plus annual increases equal to the lesser of 0.5 percent of the outstanding capital stock, 200,000 shares, or a lesser amount set by the Board. As of December 31, 2001, 63,083 shares have been issued under the 1998 Purchase Plan.

12.   SUPPLEMENTAL CASH FLOW INFORMATION:

 The  following  non-cash  transactions  took place in the periods  presented (in thousands):


                                                                                                  Period from March 21,
                                                                                                   1997 (Inception) to
                                                              Year Ended December 31,                 December 31,
                                                     -------------------------------------------
                                                          1999          2000          2001                2001
                                                     -------------------------------------------   --------------------
Common stock issued upon conversion of
    convertible notes plus interest                  $    25,615        $  -        $    -          $  25,615
Common stock issued in exchange for notes                   -              -             -             20,500
Common stock and common stock warrants
    issued in exchange for brokerage services               -              -             -              1,518
Common stock surrendered by stockholders'
    for payment of principle and interest                   -             170            -                170
Compensation in the form of common stock
    and common stock options                                -              -             -                 18
Issuance of common stock to acquire the
    therapeutic assets of IBEX at $10.218
    per share                                               -              -           8,324            8,324
Fair value of common stock options issued in
    connection with IBEX therapeutic asset acquisition      -              -             291              291
Fair value of restricted stock grant issued
    pursuant to an employment contract                      -             313            -                313
Borrowings under capital lease arrangements                 -              -             206              206


13.   SUBSEQUENT EVENTS (unaudited):

In December 2001, the Company signed a definitive agreement with Synapse Technologies Inc. (a privately held Canadian company) to acquire all of its outstanding capital stock for approximately $10.2 million in Company common stock plus future contingent milestone payments totaling $6 million payable in cash or common stock at the Company's discretion. The Company will issue approximately 885,000 shares of common stock for the purchase. The acquisition will be recorded upon closing in the first quarter of 2002 using the purchase method of accounting. All of the purchase price along with related expenses will be expensed as in-process research and development costs.

In February 2002, the Company signed a definitive agreement to purchase all of the outstanding capital stock of Glyko Biomedical Ltd. (GBL). Upon closing (anticipated to be in the second quarter of 2002) GBL shareholders will receive 11,367,617 shares of Company common stock in exchange for their GBL stock. In turn, the Company will retire the existing 11,367,617 shares of restricted common stock of the Company currently held by GBL. There will be no net effect on the common stock outstanding. It is anticipated that $2.1 million of expenses will be incurred and expensed as reorganization costs for this transaction in 2002. Approximately $400,000 of transaction costs were incurred and expensed in 2001.

14.  QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited):

The Company's quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including, but not limited to, the completion of development projects and variations in levels of production.

The Company's common stock has been traded on the Nasdaq Stock Market since July 22, 1999. There were 82 common stockholders of record at December 31, 2001. No dividends have ever been paid by the Company.

                                      F29


-----------------------------------------------------------------------------------------------------------
                                                                  Quarter Ended
                                        -------------------------------------------------------------------
                                           March 31,        June 30,       September 30,    December 31,
2001                                                  (In thousands, except per share data)
Total revenue                            $   2,690       $  3,012          $ 3,101          $  2,896

Loss from continuing operations             (9,083)       (11,331)         (10,642)          (26,372)
Loss from discontinued operations             (617)          (638)            (373)             (638)
Loss from disposal of Glyko, Inc.                -              -                -            (7,912)
Net loss                                    (9,700)       (11,969)         (11,015)          (34,922)
Net loss per share, basic and diluted        (0.26)         (0.30)           (0.26)            (0.77)
Common stock price per share:
  High                                   $  12.063       $ 13.210          $13.610          $ 14.160
  Low                                        7.313          7.500            9.120             9.400
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                                  Quarter Ended
                                        -------------------------------------------------------------------
                                           March 31,        June 30,       September 30,    December 31,
2000                                                  (In thousands, except per share data)
Total revenue                            $   2,791       $  2,258           $ 1,950           $ 2,715
Loss from continuing operations            (11,202)        (6,854)           (7,731)           (9,828)
Loss from discontinued operations             (534)          (232)             (417)             (566)
Net loss                                   (11,736)        (7,086)           (8,148)          (10,394)
Net loss per share, basic and diluted        (0.34)         (0.20)            (0.23)            (0.28)
Common stock price per share:
  High                                   $  38.750       $ 27.750           $ 21.750          $17.625
  Low                                       12.750         16.750             16.375            7.156
-----------------------------------------------------------------------------------------------------------


                                      F30

List of Exhibits


     Exhibit                                 Description
     Number
     -------        ------------------------------------------------------------
         2.1        Share Exchange Agreement between Glyko Biomedical, Ltd. and
                    BioMarin Pharmaceutical Inc. dated September 15, 1998.
                    (filed as exhibit 2.1 to Form 10-QSB dated March 31, 1999 and incorporated herein by reference).
         2.2        Acquisition Agreement for a Plan of Arrangement by and among
                    BioMarin Pharmaceutical Inc., BioMarin Acquisition (Nova
                    Scotia) Company and Glyko Biomedical Ltd. filed herewith as
                    Exhibit 2.2
         3.1        Registrant's Articles of Incorporation and Bylaws (filed as exhibit 3.1 to Form 10-SB Registration Statement No. 0-21994 dated August 6, 1993 and incorporated herein by reference).
        10.1        Glyko Biomedical Share Option Plan - 1994  (filed as exhibit
                    10.1 to Form 10-QSB dated June 30, 1994 and incorporated herein by reference).
        99.1        Letter to Securities and Exchange Commission from Glyko
                    regarding representations of Arthur Andersen LLP.