Form 10-Q
period 2002-03-31
GLYKO BIOMEDICAL LTD
filed 2002-05-15
CIK 908401

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,352,823 common shares outstanding as of May 7, 2002.

                              GLYKO BIOMEDICAL LTD.

                                TABLE OF CONTENTS

                                                                           Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

         Balance Sheets...................................................... 2
         Statements of Operations............................................ 3
         Statements of Cash Flows............................................ 4
         Notes to Financial Statements....................................... 5

         Item 2.  Management's Discussion and Analysis....................... 8

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk..11

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................12

         Item 2.  Changes in Securities......................................12

         Item 3.  Defaults upon Senior Securities............................12

         Item 4.  Submission of Matters to a Vote of Security Holders........12

         Item 5.  Other Information..........................................12

         Item 6.  Exhibits and Reports on Form 8-K...........................12

SIGNATURE....................................................................13

                     PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                           GLYKO BIOMEDICAL LTD.
                              BALANCE SHEETS
                            (In U.S. dollars)


                                                            March 31,              December 31,
                                                              2002                    2001
                                                   ------------------------- -------------------------
                                                           (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                            $           2,418,997      $          2,444,424
                                                   ------------------------- -------------------------
  Total current assets                                            2,418,997                 2,444,424
Investment in BioMarin Pharmaceutical Inc.                       31,574,699                34,857,531
                                                   ------------------------- -------------------------
  Total assets                                        $          33,993,696      $         37,301,955
                                                   ========================= =========================

Liabilities and Shareholders' Equity
Current liabilities:
 Accrued liabilities                                  $             730,369      $            461,327
                                                   ------------------------- -------------------------

  Total current liabilities                                         730,369                   461,327
                                                   ------------------------- -------------------------

Shareholders' equity:
 Common shares, no par value, unlimited shares
  authorized, 34,352,823 shares issued and
  outstanding at both March 31, 2002 and
  December 31, 2001.                                             22,535,096                22,535,096
  Additional paid-in capital                                     72,627,479                70,154,983
  Accumulated deficit                                          (61,899,248)              (55,849,451)
                                                   ------------------------- -------------------------
   Total shareholders' equity                                    33,263,327                36,840,628
                                                   ------------------------- -------------------------
   Total liabilities and shareholders' equity         $          33,993,696      $         37,301,955
                                                   ========================= =========================

    The accompanying notes are an integral part of these statements.

                           GLYKO BIOMEDICAL LTD.
                          STATEMENT OF OPERATIONS
                        (In U.S. dollars, unaudited)



                                                           Three Months Ended March 31,
                                                  -----------------------------------------------
                                                  -----------------------------------------------
                                                                2002                    2001
                                                  -----------------------  ----------------------
Expenses:
 General and administrative                          $           295,114      $         70,335
                                                  -----------------------  ----------------------
  Total expenses                                                 295,114                70,335
                                                  -----------------------  ----------------------

Loss from operations                                           (295,114)              (70,335)
Equity in loss of BioMarin Pharmaceutical Inc.               (5,755,369)           (2,815,053)
Interest income                                                      686                20,162
                                                  -----------------------  ----------------------
Net loss                                             $       (6,049,797)      $    (2,865,226)
                                                  =======================  ======================
                                                  -----------------------  ----------------------

Net loss per common share, basic and diluted         $            (0.18)      $         (0.08)
                                                  =======================  ======================

Weighted average common shares
 outstanding, basic and diluted                               34,352,823            34,352,823
                                                  =======================  ======================



      The accompanying notes are an integral part of these statements.

                           GLYKO BIOMEDICAL LTD.
                          STATEMENTS OF CASH FLOWS
                        (In U.S. dollars, unaudited)



                                                                         Quarter Ended March 31,
                                                              -----------------------------------------------
                                                                       2002                    2001
                                                              ----------------------- -----------------------
Cash flows from operating activities:
   Net loss                                                      $        (6,049,797)     $      (2,865,226)
Adjustments to reconcile net loss to net cash
       used in operating activities:
   Equity loss of BioMarin Pharmaceutical Inc.                             5,755,369               2,815,053
   Changes in assets and liabilities:
       Interest receivable                                                        -                   14,941
       Accrued liabilities                                                   269,001                (68,933)
                                                              ----------------------- -----------------------
   Total adjustments                                                       6,024,370               2,761,061
                                                              ----------------------- -----------------------
       Net cash used in operating activities                                (25,427)               (104,165)

Cash flows from investing activities:
   Sale of short-term investments                                                 -                1,397,217
                                                              ----------------------- -----------------------
       Net cash provided by investing activities                                  -                1,397,217

Cash flows from financing activities:
   Proceeds from exercise of common share options and
       Warrants                                                                   -                       -
                                                              ----------------------- -----------------------
       Net cash provided by financing activities                                  -                       -

                                                              ----------------------- -----------------------

Net increase in cash and cash equivalents                                   (25,427)               1,293,052
Cash and cash equivalents, beginning of period                             2,444,424                 408,133
                                                              ----------------------- -----------------------
Cash and cash equivalents, end of period                         $         2,418,997      $        1,701,185
                                                              ======================= =======================


      The accompanying notes are an integral part of these statements.

                                GLYKO BIOMEDICAL LTD.
                            NOTES TO FINANCIAL STATEMENTS
                                  (In U.S. dollars)


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

In December 2001, BioMarin decided to close the carbohydrate analytical business portion of Glyko, Inc., which provided all of Glyko, Inc.'s revenues. Accordingly, BioMarin recorded a Glyko, Inc. closure expense of $7.9 million in the 2001 consolidated statements of operations. This charge consisted primarily of an impairment reserve against the unamortized balance of goodwill and other intangible assets related to the acquisition of Glyko, Inc. The majority of the Glyko, Inc. employees will be incorporated into the BioMarin business and such employees will continue to provide necessary analytic and diagnostic support to BioMarin's therapeutic products

As a result of BioMarin's IPO, concurrent with the conversion of the notes from GBL and other noteholders, the sale by BioMarin of common stock to Acqua Wellington North American Equities Fund Ltd., the sales by BioMarin of common stock in the private placements and a follow-on offering, the exercise of BioMarin stock options and warrants by third parties, and the purchase of IBEX Technologies Inc.'s intellectual property and other assets associated with the IBEX therapeutic enzyme drug products, GBL's ownership of BioMarin's outstanding stock on March 31, 2002 was 21.3%.

On February 7, 2002, GBL announced that it had reached a definitive agreement with BioMarin under which BioMarin will acquire all of the outstanding common shares of GBL in exchange for common stock of BioMarin. The net effect of the transaction is that GBL shareholders will receive pro rate approximately 11.4 million shares of common stock of BioMarin, being the same number of shares currently held by GBL.

On March 21, 2002, BioMarin purchased all of the outstanding stock of Synapse Technologies Inc. (a privately held Canadian company) for approximately $10.2 million in BioMarin common stock plus future contingent milestone payments totaling approximately $6 million payable in either cash or common stock at BioMarin's discretion. BioMarin issued 885,240 shares of its common stock for the purchase. BioMarin recorded the acquisition using the purchase method of accounting.

                             GLYKO BIOMEDICAL LTD.
                         NOTES TO FINANCIAL STATEMENTS




Since our inception, we have incurred a cumulative deficit of $61.9 million and we expect to continue to incur losses due to our share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates through the third quarter of 2002 (up until the proposed purchase of us by BioMarin). Accordingly, without further investment in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations for the foreseeable future.

2.      Summary of Significant Accounting Policies

The accompanying financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars as substantially all of the Company's major transactions are completed in the United States. BioMarin's consolidated results of operations have been reported in the accompanying financial statements based on the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

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

Sale of Glyko, Inc. and Investment in BioMarin Pharmaceutical Inc.:

BioMarin acquired Glyko, Inc. from GBL through the exchange of BioMarin stock for Glyko, Inc. stock and accounted for the acquisition based upon the fair market value of the BioMarin stock issued. In consolidating Glyko, Inc., BioMarin recorded intangible assets, including goodwill, to the extent that the fair market value of the stock issued exceeded the fair market value of the tangible assets of Glyko, Inc. acquired. However, as GBL exchanged one investment for another, it recorded the stock of BioMarin received at the historical cost basis of its investment in Glyko. GBL accounts for its investment in BioMarin using the equity method of accounting. However, GBL does not record its share of the losses recorded by BioMarin related to the amortization of intangible assets recorded in connection with the acquisition of Glyko. For the years ended December 31, 2000 and 2001, BioMarin recorded a charge to operations for the amortization of goodwill and other intangible assets of $1.6 million and $1.2 million, respectively. In December 2001, BioMarin decided to close the carbohydrate analytical business portion of Glyko, Inc., which provided all of Glyko, Inc.'s revenues. Accordingly, BioMarin recorded a Glyko, Inc. closure expense of $7.9 million in 2001. This charge consisted primarily of an impairment reserve against the unamortized balance of goodwill and other intangible assets related to the acquisition of Glyko, Inc.

In addition, to the extent that the issuance of stock by BioMarin to third parties results in a change in the Company's ownership interest in the net assets of BioMarin, the Company reflects this change in its paid-in capital and its investment in BioMarin. The Company recorded an increase to its additional paid-in capital of approximately $2.5 million and $0.4 million as a result of its share in BioMarin funds raised by third parties for the quarters ended March 31, 2002 and 2001, respectively.

                                GLYKO BIOMEDICAL LTD.
                             NOTES TO FINANCIAL STATEMENTS

Foreign Exchange:

As substantially all of the Company's major transactions are completed in the United States, the Company has adopted the U.S. dollar as its functional currency. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation", any assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at year end and revenues and expenses are translated at the average monthly exchange rates. Transaction gains and losses included in the statements of operations are not material.

Net Loss per Share:

Potentially dilutive securities outstanding at March 31, 2002 and 2001, respectively, include options for the purchase of 81,397 and 45,000 shares of common stock. These securities were not considered in the computation of dilutive loss per share because their effect would be anti-dilutive for the quarters ended March 31, 2002 and 2001.

3.          Investment in BioMarin Pharmaceutical Inc.

Results of the Company's unconsolidated affiliate, BioMarin, a development stage company, are summarized as follows for the three-month periods ended March 31, 2002 and 2001 and for the period from March 21, 1997 (Inception) to March 31, 2002 (unaudited, in thousands):


                                                                                                Period from
                                                                                              March 21, 1997
                                                      Three Months Ended March 31,            (Inception) to
                                               ------------------------------------------
                                               ------------------------------------------
                                                      2002                  2001              March 31, 2002
                                               ------------------------------------------------------------------
                                               ------------------------------------------------------------------
Revenues:
  Revenues from BioMarin/Genzyme LLC                $       3,792        $       2,690          $       30,990
  Revenues - other                                             -                    -                      369
                                               --------------------  --------------------  ----------------------
                                               --------------------  --------------------  ----------------------
    Total revenues                                          3,792                2,690                  31,359

Operating Costs and Expenses:
  Research and development                                 13,218                9,657                 131,501
  General and administrative                                3,926                1,474                  25,970
  In-process research and development                      11,223                   -                   22,870
  Facility closure                                             -                    -                    4,423
                                               --------------------  --------------------  ----------------------
                                               --------------------  --------------------  ----------------------
    Total operating costs and expenses                     28,367               11,131                 184,764
                                               --------------------  --------------------  ----------------------
                                               --------------------  --------------------  ----------------------
Loss from operations                                     (24,575)              (8,441)               (153,405)

Interest income                                               380                  468                   7,812
Interest expense                                             (91)                  (2)                   (847)
Loss from BioMarin/Genzyme LLC                            (2,298)              (1,108)                (14,263)
                                               --------------------  --------------------  ----------------------
                                               --------------------  --------------------  ----------------------

Net loss from continuing operations                      (26,584)              (9,083)               (160,703)
Income (loss) from discontinued operations                    122                (617)                 (5,966)
Loss from disposal of discontinued operations               (141)                   -                  (8,053)
                                               --------------------  --------------------  ----------------------
   Net loss                                         $    (26,603)      $       (9,700)          $    (174,722)
                                               ====================  ====================  ======================

GBL's equity in loss of BioMarin                    $     (5,755)      $       (2,815)          $     (45,060)
                                               ====================  ====================  ======================
                                               ====================  ====================  ======================


===================================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

     This MD&A for the three months ended March 31, 2002, should be read in conjunction with our financial statements and their notes appearing elsewhere in this document. This MD&A and the accompanying unaudited interim consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and MD&A of GBL for the year ended December 31, 2001 including the notes thereto.

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

Overview

As a result of our sale of Glyko, Inc. to BioMarin, as of October 7, 1998, we have no operating activities and our principal asset is our investment in BioMarin. At this time, we have no plans to commence any operating activities or to diversify our assets. We are a Canadian holding company that at March 31, 2002 owned approximately 21.3% of the capital stock of BioMarin Pharmaceutical Inc. We record BioMarin's results of operations using the equity method of accounting.

On March 21, 2002, BioMarin purchased all of the outstanding stock of Synapse Technologies Inc. (a privately held Canadian company) for approximately $10.2 million in BioMarin common stock plus future contingent milestone payments totaling approximately $6 million payable in either cash or common stock at BioMarin's discretion. BioMarin issued 885,240 shares of its common stock for the purchase upon receipt of all of the outstanding shares of Synapse. BioMarin recorded the acquisition using the purchase method of accounting.

On February 7, 2002, we announced that we had reached a definitive agreement with BioMarin under which all of our outstanding shares will be acquired by BioMarin in exchange for up to 11,367,617 freely tradable shares of BioMarin common stock. If the proposed purchase by BioMarin is approved by stockholders of BioMarin, our shareholders, relevant regulatory authorities and the Superior Court of Justice (Ontario), we will become a wholly-owned indirect subsidiary of BioMarin and will concurrently continue into British Columbia as a company with no operations.

Our net loss for the quarters ended March 31, 2002 and 2001 was $6.0 million and $2.9 million, respectively. The primary component of this loss was our share of the net loss of BioMarin accounted for under the equity method of accounting. We expect to continue to incur losses due to our share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates through the third quarter of 2002 (until the proposed purchase of us by BioMarin discussed above). The BioMarin losses do not have an impact on our cash position. BioMarin has an accumulated deficit of $174.7 million at March 31, 2002 and is expected to incur significant losses through 2003. However, based on the financings that BioMarin completed and its market capitalization, we do not believe that there has been any impairment of our investment in BioMarin.

Results of Operations

Quarters Ended March 31, 2002 and 2001

As the Company does not engage in any operating activities, there were no revenues or cost of revenues for the quarters ended March 31, 2002 and 2001 and there were no research and development expenses for the quarters ended March 31, 2002 and 2001.

General and administrative expenses were $295,114 for the quarter ended March 31, 2002, an increase of $224,779 from general and administrative expenses of $70,335 incurred for the quarter ended March 31, 2001. This increase was primarily due to additional legal and other expenses associated with the proposed acquisition of us by BioMarin. General and administrative expenses for the quarters ended March 31, 2002 and 2001 primarily represented legal fees, fees billed by BioMarin for management, accounting, finance and government reporting, and other expenses including press releases, transfer agent and audit and tax fees.

Our equity in loss of BioMarin for the quarter ended March 31, 2002 was $5.8 million compared to $2.8 million for the quarter ended March 31, 2001, an increase of $3.0 million. This increase is due primarily to our percentage of the research and development expenses incurred by BioMarin in the first quarter of 2002, in support of BioMarin's Aldurazyme, Aryplase, Neutralase and Vibrilase product development programs.

Interest income earned for the quarters ended March 31, 2002 and 2001 of $686 and $20,162, respectively, resulted from earnings on cash invested in short-term interest bearing accounts. The decrease in interest income in the first quarter of 2002 as compared to the same period in 2001 resulted from a decrease in interest rates.

Liquidity and Capital Resources

As compared to December 31, 2001, our combined cash and short-term investments position decreased by $25,427 in first quarter of 2002 to $2.4 million due to the use of cash for ordinary expenses.

Since our inception, we have incurred a cumulative deficit of $61.9 million and we expect to continue to incur losses due to our share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates through the third quarter of 2002 (until the proposed purchase of us by BioMarin discussed above).

We have no operating activities or operational employees. Since October 8, 1998, we have agreed to pay BioMarin a monthly fee for its services to us primarily relating to management, accounting, finance and government reporting. BioMarin had accrued receivables relating to these services of $23,000 and zero at March 31, 2002 and December 31, 2001, respectively. Accordingly, without further investment in other companies or technologies, we believe that we have sufficient cash to sustain planned operations for the foreseeable future.

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

Dependence on Investment in BioMarin

As of March 31, 2002, our principal asset was our 21.3% of BioMarin's outstanding capital stock. Our success is dependent on the successful operations of BioMarin including, but not limited to, BioMarin's ability to receive FDA approval of existing and future pharmaceutical product candidates, BioMarin's ability to retain key personnel, BioMarin's ability to manufacture and market products effectively and successfully and BioMarin's ability to raise additional cash to fund future operations. BioMarin is a development stage company, with its only revenues currently being earned from cost reimbursement revenues for services performed from its joint venture with Genzyme for development and commercialization of Aldurazyme and from an SBIR grant. If the acquisition of us by BioMarin closes, shareholders will receive a direct investment in BioMarin common stock and will be directly subject to the uncertainties of future profitability of BioMarin.

Lack Of Diversification

Our investment assets are not diversified and therefore the market price for our common stock is directly dependent on the market price for shares of BioMarin's common stock. The trading price of shares of BioMarin's common stock has been highly volatile. During the first quarter of 2002, the high and low prices of BioMarin's common stock on Nasdaq were $14.06 and $9.25, respectively. Issues relating to lack of diversification will no longer be relevant if the acquisition of us by BioMarin is completed.

History of  Operating  Losses - Uncertainty of Future Profitability

Since our inception, we have incurred a cumulative deficit of $61.9 million and we expect to continue to incur losses due to our share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates through the third quarter of 2002 (until the completion of the transaction with BioMarin). As a result of our sale of Glyko, Inc. on October 7, 1998, we have no operating activities or operational employees and currently our principal asset is our investment in BioMarin. If the acquisition of us by BioMarin closes, shareholders will receive a direct investment in BioMarin common stock and will be directly subject to the uncertainties of future profitability of BioMarin.

Please also see Factors That May Affect Future Results and other appropriate parts of reports filed by BioMarin with the Securities and Exchange Commission, including its annual report filed on Form 10-K for the year ended December 31, 2001.

Item 3. Quantitative and Qualitative Disclosure about Market Risk


As of March 31, 2002 we held 11,367,617 shares of BioMarin's common stock representing 21.3% of BioMarin's outstanding common stock. These securities represent substantially our only asset. These securities have been acquired for investment purposes rather than for trading purposes. The value of our common stock may be substantially influenced by the value of BioMarin's common stock. Following BioMarin's initial public offering (IPO) in July 1999, BioMarin's common stock is traded on the Nasdaq National Market and the Swiss Exchange (SWX New Market). There are many risks associated with the listing of these securities on two markets and with BioMarin's business itself. If the proposed acquisition of us by BioMarin closes, our current shareholders will become direct stockholders of BioMarin.

Also as of March 31, 2002, we held $2.4 million in cash. We believe there is no market exposure risk to the cash as it is currently in a liquid operating account.

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

Item 4.     Submission of Matters to a Vote of Security Holders.     None.

Item 5.     Other Information.                                       None.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)  The following documents are filed as part of this report:

                 Exhibit 2.1 Acquisition Agreement for Plan of Arrangement by and among BioMarin Pharmaceutical Inc., BioMarin Acquisition (Nova Scotia) Company and Glyko Biomedical Ltd. (filed on exhibit 2.2 to Form 10-K filed on April 1, 2002 and incorporated herein by reference).

            (b)  Reports on Form 8-K

                 Glyko Biomedical Ltd. filed with the Securities and Exchange Commission the following reports on Form 8-K.
                 (1) Form 8-K filed on February 14, 2002 disclosing that Glyko Biomedical Ltd. had issued a press release on February 7, 2002 announcing that it had entered into a definitive agreement with BioMarin pursuant to which BioMarin would acquire all of the outstanding common shares of Glyko Biomedical Ltd.
                 (2) Form 8-K filed on April 2, 2002 disclosing that Glyko Biomedical Ltd. had issued a press release on March 28, 2002 announcing that it may be a "passive foreign investment company" for the fiscal year commencing on January 1, 2002.
                 (3) Form 8-K filed on April 4, 2002 disclosing that Glyko Biomedical Ltd. had issued a press release on April 2, 2002 announcing that the date for the meeting of Glyko Biomedical Ltd. shareholders to approve the transactions contemplated by the definitive agreement with BioMarin was scheduled for May 31, 2002.
                 (4) Form 8-K filed on May 3, 2002 disclosing that Glyko BioMedical Ltd. had issued a press release on April 26, 2002 that the Glyko Biomedical Ltd. shareholders meeting scheduled for May 31, 2002 had been postponed because the Securities and Exchange Commission had selected the Joint Proxy Circular prepared by BioMarin and Glyko Biomedical Ltd. relating to the acquisition of the outstanding common shares of Glyko Biomedical Ltd. by BioMarin and filed with the Securities and Exchange Commission for review.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GLYKO BIOMEDICAL LTD.


Dated:   May 13, 2002              By:  /s/ Erich Sager
-------------------------              -----------------------------------------
                                       Erich Sager
                                       President and Chief Executive Officer
                                       (on behalf of registrant and as principal
                                       financial officer)