Form 10-Q
period 2002-06-30
GLYKO BIOMEDICAL LTD
filed 2002-08-20
CIK 908401

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,352,823 common shares outstanding as of August 1, 2002.

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

         Item 2.  Management's Discussion and Analysis.........................9

         Item 3.  Quantitative and Qualitative Disclosure
                  about Market Risk...........................................13

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................14

         Item 2.  Changes in Securities.......................................14

         Item 3.  Defaults upon Senior Securities.............................14

         Item 4.  Submission of Matters to a Vote of Security Holders.........14

         Item 5.  Other Information...........................................14

         Item 6.  Exhibits and Reports on Form 8-K............................14

SIGNATURE.....................................................................15

PART I.  - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                                       GLYKO BIOMEDICAL LTD.
                                          BALANCE SHEETS
                                         (In U.S. dollars)


                                                         June 30,                December 31,
                                                           2002                      2001
                                                 ------------------------- -------------------------
                                                       (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                              $       1,880,326           $     2,444,424
                                                 ------------------------- -------------------------
    Total current assets                                         1,880,326                 2,444,424
Investment in BioMarin Pharmaceutical Inc.                      28,126,058                34,857,531
                                                 ------------------------- -------------------------
    Total assets                                         $      30,006,384           $    37,301,955
                                                 ========================= =========================

Liabilities and Shareholders' Equity
Current liabilities:
  Accrued liabilities                                    $       1,035,792           $       461,327
                                                 ------------------------- -------------------------
    Total current liabilities                                    1,035,792                   461,327
                                                 ------------------------- -------------------------

Shareholders' equity:
  Common shares, no par value, unlimited
  shares authorized, 34,352,823 shares
  issued and outstanding at both June 30, 2002
  and December 31, 2001.
                                                                22,535,096                22,535,096
  Additional paid-in capital                                    72,245,219                70,154,983
  Accumulated deficit                                         (65,809,723)              (55,849,451)
                                                 ------------------------- -------------------------
    Total shareholders' equity                                  28,970,592                36,840,628
                                                 ------------------------- -------------------------
    Total liabilities and shareholders' equity           $      30,006,384           $    37,301,955
                                                 ========================= =========================


        The accompanying notes are an integral part of these statements.

                                 GLYKO BIOMEDICAL LTD.
                               STATEMENTS OF OPERATIONS
                             (In U.S. dollars, unaudited)





                                                        Three Months Ended June 30,              Six Months Ended June 30,
                                                 ---------------------------------------- ------------------------------------------
                                                         2002                2001                 2002                   2001
                                                 --------------------- ------------------ --------------------- --------------------

Expenses:
 General and administrative                              $     844,789      $      89,074      $      1,139,903      $       159,409
                                                 --------------------- ------------------ --------------------- --------------------
  Total expenses                                               844,789             89,074             1,139,903              159,409
                                                 --------------------- ------------------ --------------------- --------------------

Loss from operations                                         (844,789)           (89,074)           (1,139,903)            (159,409)
Equity in loss of BioMarin Pharmaceutical Inc.             (3,066,381)        (3,099,785)           (8,821,750)          (5,914,838)
Interest income                                                    695             34,212                 1,381               54,374

                                                 --------------------- ------------------ --------------------- --------------------
Net loss                                                 $ (3,910,475)      $ (3,154,647)      $    (9,960,272)      $   (6,019,873)
                                                 ===================== ================== ===================== ====================


Net loss per common share, basic and diluted             $      (0.11)      $      (0.09)      $         (0.29)      $        (0.18)
                                                 ===================== ================== ===================== ====================

Common shares outstanding,
basic and diluted                                           34,352,823         34,352,823            34,352,823           34,352,823
                                                 ===================== ================== ===================== ====================




        The accompanying notes are an integral part of these statements.

                              GLYKO BIOMEDICAL LTD.
                            STATEMENTS OF CASH FLOWS
                          (In U.S. dollars, unaudited)



                                                                            Six Months Ended June 30,
                                                                  -----------------------------------------------
                                                                          2002                     2001
                                                                  ---------------------   -----------------------

Cash flows from operating activities:
   Net loss                                                           $     (9,960,272)         $     (6,019,873)
Adjustments to reconcile net loss to net cash used in
   operating activities:

 Equity loss of BioMarin Pharmaceutical Inc.                                  8,821,750                 5,914,838
 Changes in assets and liabilities:
   Interest receivable                                                                -                    22,710
   Accrued liabilities                                                          574,424                  (23,394)
                                                                  ---------------------   -----------------------
 Total adjustments                                                            9,396,174                 5,914,154
                                                                  ---------------------   -----------------------
   Net cash used in operating activities                                      (564,098)                 (105,719)


Cash flows from investing activities:
 Sale of short-term investments                                                       -                  (52,336)
                                                                  ---------------------   -----------------------
   Net cash provided by investing activities                                          -                  (52,336)

Cash flows from financing activities:
 Proceeds from exercise of common share options and warrants                          -                         -
                                                                  ---------------------   -----------------------
   Net cash provided by financing activities                                          -                         -

                                                                  ---------------------   -----------------------

Net increase in cash and cash equivalents                                     (564,098)                 (158,055)
Cash and cash equivalents, beginning of period                                2,444,424                   408,133
                                                                  ---------------------   -----------------------
Cash and cash equivalents, end of period                              $       1,880,326         $         250,078
                                                                  =====================   =======================



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

     In October 1996, GBL formed BioMarin Pharmaceutical Inc. (BioMarin), a Delaware corporation in the development stage, to develop the Company's pharmaceutical products. BioMarin began business on March 21, 1997 (inception) and subsequently issued 1.5 million shares of common stock to GBL for $1.5 million. As consideration for a certain license agreement dated June 1997, BioMarin issued GBL 7 million shares of BioMarin common stock. Beginning in October 1997, BioMarin raised capital from third parties. As of December 31, 1997, the Company began recording its share of BioMarin's net loss utilizing the equity method of accounting. On June 30, 1998, GBL made an additional $1.0 million investment in BioMarin.

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

     On April 13, 1999, the Company entered into a convertible note arrangement with BioMarin in the amount of $4.3 million, as part of a $26.0 million convertible note financing. This note plus accrued interest was converted into 441,911 shares of BioMarin common stock concurrent with BioMarin's initial public offering (IPO) on July 23, 1999.

     As a result of BioMarin's IPO, concurrent with the conversion of the notes from GBL and other noteholders, the sale by BioMarin of common stock to
     Acqua Wellington, the sales by BioMarin of common stock in the private placements and a follow-on offering, the exercise of BioMarin stock options and warrants by third parties, the purchase of IBEX Technologies intellectual property and other assets associated with the IBEX therapeutic enzyme drug products, and BioMarin's issuance of common stock in March 2002 for Synapse Technologies Inc., GBL's ownership of BioMarin's outstanding stock on June 30, 2002 was 21.3%.

     In February 2002, GBL signed a definitive agreement with BioMarin whereby BioMarin would purchase (subject to shareholder and regulatory approval) all of GBL's outstanding capital stock in exchange for approximately 11.4 million shares of freely tradable common stock of BioMarin. The proposed purchase, including the issuance of the 11.4 million freely tradable shares, was voted upon and approved by BioMarin's stockholders on August 13, 2002. The proposed purchase was voted upon and approved by GBL shareholders on August 15, 2002.

     Since our inception, we have incurred a cumulative deficit of $65.8 million and we expect to continue to incur losses due to our share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates through the third quarter of 2002 (up until the proposed purchase of us by BioMarin). Accordingly, without further investment in other companies or technologies, management believes that GBL has sufficient cash to sustain planned operations for the foreseeable future.

                            GLYKO BIOMEDICAL LTD.
                        NOTES TO FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies

     The accompanying financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles using U.S. dollars as substantially all of the Company's major transaction are in U.S. dollars. BioMarin's consolidated results of operations have been reported in the accompanying financial statements based on the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

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

     Sale of Glyko, Inc. and Investment in BioMarin Pharmaceutical Inc.:

     BioMarin acquired Glyko, Inc. from GBL through the exchange of BioMarin stock for Glyko, Inc. stock and accounted for the acquisition based upon the fair market value of the BioMarin stock issued. As GBL exchanged one investment for another, it recorded the stock of BioMarin received at the historical cost basis of its investment in Glyko. GBL accounts for its investment in BioMarin using the equity method of accounting. However, GBL does not record its share of the losses recorded by BioMarin related to the amortization of intangible assets recorded in connection with the acquisition and disposition of Glyko, Inc. Due to BioMarin's decision to close Glyko, Inc., BioMarin did not record any amortization of these intangible assets in 2002.

     To the extent that the issuance of stock by BioMarin to third parties results in a change in the Company's ownership interest in the net assets of BioMarin, the Company reflects this change in its paid-in capital and its investment in BioMarin. The Company recorded an increase to its additional paid-in capital of approximately $2.1 million and an increase of approximately $10.1 million as a result of its share in BioMarin funds raised by third parties for the six months ended June 30, 2002 and 2001, respectively.

     Foreign Exchange:

     As the majority of the Company's major transactions are in U.S. dollars, the Company has adopted the U.S. dollar as its functional currency. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation", any assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and revenues and expenses are translated at the average monthly exchange rates. Transaction gains and losses included in the statements of operations are not material.

                             GLYKO BIOMEDICAL LTD.
                          NOTES TO FINANCIAL STATEMENTS


     Net Loss per Share:

     Potentially dilutive securities outstanding at June 30, 2002 and 2001, respectively, include options for the purchase of 81,397 and 45,000 shares of common stock. These securities were not considered in the computation of dilutive loss per share because their effect would be anti-dilutive for the three months and six months ended June 30, 2002 and 2001.

3.   Investment in BioMarin Pharmaceutical Inc.

     Results of the Company's unconsolidated affiliate, BioMarin, a development stage company, are summarized as follows for the three month and six month periods ended June 30, 2002 and 2001 and for the period from March 21, 1997 (Inception) to June 30, 2002 (unaudited, in thousands):



                                                                    Three Months Ended June 30,
                                                            ---------------------------------------------
                                                                       2002               2001
                                                            ---------------------  ----------------------
          Revenues:
            Revenues from BioMarin/Genzyme LLC                 $            3,423      $            2,852
            Revenues - other                                                    -                     160
                                                            ---------------------  ----------------------
             Total revenues                                                 3,423                   3,012
                                                            ---------------------  ----------------------


          Operating Costs and Expenses:
            Research and development                                       13,336                  11,506
            General and administrative                                      3,062                   1,536
                                                            ---------------------  ----------------------
             Total operating costs and expenses                            16,398                  13,042
                                                            ---------------------  ----------------------

          Loss from operations                                           (12,975)                (10,030)

          Interest income                                                   1,024                     436
          Interest expense                                                  (161)                     (1)
          Loss from BioMarin/Genzyme LLC                                  (2,461)                 (1,736)
                                                            ---------------------  ----------------------

          Net loss from continuing operations                            (14,573)                (11,331)
          Income (loss) from discontinued operations                          172                   (638)
          Loss from disposal of discontinued operations                      (10)                       -
                                                            ---------------------  ----------------------
            Net loss                                           $         (14,411)      $         (11,969)
                                                            =====================  ======================
          GBL's equity in loss of BioMarin                     $          (3,066)      $          (3,100)




3.          Investment in BioMarin Pharmaceutical Inc., continued



                                                                                                            Period from
                                                                                                          March 21, 1997
                                                                   Six Months Ended June 30,              (Inception) to
                                                            ------------------------------------------
                                                                     2002              2001               June 30, 2002
                                                            ---------------------  --------------------  ----------------------
          Revenues:
            Revenues from BioMarin/Genzyme LLC                  $           7,215       $         5,542       $          34,413
            Revenues - other                                                    -                   160                     369
                                                            ---------------------  --------------------  ----------------------
              Total revenues                                                7,215                 5,702                  34,782
                                                            ---------------------  --------------------  ----------------------

          Operating Costs and Expenses:
            Research and development                                       26,554                21,163                 144,837
            General and Administrative                                      6,988                 3,010                  29,032
            In-process research and development                            11,223                     -                  22,870
            Facility closure                                                    -                     -                   4,423
                                                            ---------------------  --------------------  ----------------------
              Total operating costs and expenses                           44,765                24,173                 201,162
                                                            ---------------------  --------------------  ----------------------

          Loss from operations                                           (37,550)              (18,471)               (166,380)

          Interest income                                                   1,404                   904                   8,836
          Interest expense                                                  (252)                   (3)                 (1,008)
          Loss from BioMarin/Genzyme LLC                                  (4,759)                (2,844                (16,724)
                                                            ---------------------  --------------------  ----------------------

          Net loss from continuing operations                            (41,157)              (20,414)               (175,276)
          Income (loss) from discontinued operations                          294               (1,255)                 (5,794)
          Loss from disposal of discontinued operations                     (151)                     -                 (8,063)
                                                            ---------------------  --------------------  ----------------------
              Net loss                                          $        (41,014)       $      (21,669)       $       (189,133)
                                                            =====================  ====================  ======================
          GBL's equity in loss of BioMarin                      $         (8,822)       $       (5,915)       $        (48,970)





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion of the financial condition and results of operations should be read in conjunction with our financial statements and their notes appearing elsewhere in this document and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.


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

Overview

As a result of our sale of Glyko, Inc. to BioMarin, as of October 7, 1998, we have no operating activities and our principal asset is our investment in BioMarin. At this time, we have no plans to commence any operating activities or to diversify our assets. We are a Canadian holding company that at June 30, 2002 owned approximately 21.3% of the capital stock of BioMarin Pharmaceutical Inc. We record BioMarin's results of operations using the equity method of accounting.

On February 7, 2002, we announced that we had reached a definitive agreement with BioMarin under which all of our outstanding shares will be acquired by BioMarin in exchange for up to 11,367,617 freely tradable shares of BioMarin common stock. If the proposed purchase by BioMarin is approved by the relevant regulatory authorities, we will become a wholly owned indirect subsidiary of BioMarin and will concurrently repatriate to British Columbia as a private company with no operations.

Our net loss for the three months ended June 30, 2002 and 2001 was $3.9 million and $3.2 million, respectively. Our net loss for the six months ended June 30, 2002 and 2001 was $10.0 million and $6.0 million, respectively. The primary component of this loss was our share of the net loss of BioMarin accounted for under the equity method of accounting. We expect to continue to incur losses due to our share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates through the third quarter of 2002 (up until the proposed purchase of us by BioMarin discussed above). The BioMarin losses do not have an impact on our cash position. BioMarin has an accumulated deficit of $189.1 million at June 30, 2002 and is expected to incur significant losses through 2003. However, based on the financings that BioMarin completed and its market capitalization, we do not believe that there has been any impairment of our investment in BioMarin.

Results of Operations

The Quarters Ended June 30, 2002 and 2001

There were no revenues or cost of revenues for the quarters ended June 30, 2002 and 2001 due to the sale of the Company's operating entity, Glyko, Inc. to BioMarin in October 1998.

There were no research and development expenses for the quarters ended June 30, 2002 and 2001 due to the Company's sale of Glyko, Inc. to BioMarin in October 1998.

General and administrative expenses were $844,789 for the three months ended June 30, 2002, an increase of $755,715 from general and administrative expenses of $89,074 for the three months ended June 30, 2001. General and administrative expenses for the three months ended June 30, 2002 and 2001 primarily represented legal fees, management fees billed by BioMarin for management, accounting, finance and government reporting, and other expenses including press releases, transfer agent and audit and tax fees.The increase was primarily due to legal and other expenses incurred by us relating to the definitive agreement and related regulatory filings for the proposed purchase of us by BioMarin

Our equity in the loss of BioMarin for the three months ended June 30, 2002 and 2001 was $3.1 million for each period. Although BioMarin's net loss increased in 2002 over 2001 due to increased research and development and general and administrative expenses incurred by BioMarin in 2002 in support of BioMarin's product development programs, our share of these losses was offset by the decrease in our ownership percentage due to additional financings by BioMarin.

Interest income earned for the quarters ended June 30, 2002 and 2001 of $695 and $34,212, respectively, resulted from earnings on cash invested in short-term interest bearing accounts. The decrease in interest income in the first quarter 2002 as compared to the same period in 2001 resulted from a decrease in interest rates.

Six Months Ended June 30, 2002 and 2001

There were no revenues or cost of revenues for first half of 2002 and 2001 due to the sale of the Company's operating entity, Glyko, Inc. to BioMarin in October 1998.

There were no research and development expenses for first half of 2002 and 2001 due to the Company's sale of Glyko, Inc. to BioMarin in October 1998.

General and administrative expenses were $1,139,903 for the first half of 2002, an increase of $980,494 from general and administrative expenses of $159,409, incurred in the first half of 2001. General and administrative expenses for the first half of 2002 and 2001 primarily represented legal fees, management fees billed by BioMarin for management, accounting, finance and government reporting, and other expenses including press releases, website expenses, insurance, transfer agent, printing, audit and tax, and postage. The increase was primarily due to legal and other expenses incurred by us relating to the definitive agreement and related regulatory filings for the proposed purchase of us by BioMarin.

Our equity in the loss of BioMarin for the first half of 2002 and 2001 was $8.8 million and $5.9 million, respectively. This increase is due primarily to our percentage of the BioMarin research and development expenses incurred in the first quarter of 2002, in support of its product development programs. In the second quarter of 2002, the increase in BioMarin's net loss was offset by the decrease in our ownership percentage due to additional financings by BioMarin.

Interest income earned for the first half of 2002 and 2001 of $1,381 and $54,374, respectively, resulted from earnings on cash invested in short-term interest bearing accounts. The decrease in interest income in the first half of 2002 as compared to the same period in 2001 resulted from a decrease in interest rates.

Liquidity and Capital Resources

Our combined cash and short-term investments position decreased by $538,671 in the second quarter of 2002 to approximately $1.9 million due the use of cash for operating activities.

Since our inception, we have incurred a cumulative deficit of $65.8 million and we expect to continue to incur losses due to our share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates through the third quarter of 2002 (up until the proposed purchase of us by BioMarin).

As a result of our sale of Glyko, Inc. on October 7, 1998, we have no operating activities or operational employees. Since October 8, 1998, we have agreed to pay BioMarin a monthly management fee for its services to us primarily relating to management, accounting, finance and government reporting. BioMarin had accrued receivables relating to these services of $45,923 and zero at June 30, 2002 and December 31, 2001, respectively. Accordingly, without further investment in other companies or technologies, we believe that we have sufficient cash to sustain planned operations for the foreseeable future.

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

Consummation of the Transaction

The proposed acquisition of all of our outstanding stock by BioMarin is subject to, among other conditions, the obtaining of regulatory and court approvals. The proposed acquisition of all of our outstanding stock by BioMarin is subject to United States and Canadian regulatory approvals and filings, including: (i) approval of the Director under the Canada Business Corporations Act; (ii) listing on Nasdaq of shares of BioMarin common stock issuable in the transaction; and (iii) qualification of the distribution of shares of BioMarin common stock in the relevant Canadian jurisdictions. In addition, the acquisition requires approval by the Superior Court of Justice (Ontario). The acquisition is also subject to obtaining the appropriate approval of the shareholders of Glyko and BioMarin. If these approvals and other conditions are not obtained or satisfied, the acquisition will not be consummated and Glyko will continue to operate as it currently does.

Dependence on Investment in BioMarin

As of June 30, 2002, our principal asset was our 21.3% ownership of BioMarin's outstanding capital stock. Our success is dependent on the successful operations of BioMarin including, but not limited to, BioMarin's ability to receive FDA approval of existing and future pharmaceutical product candidates, BioMarin's ability to retain key personnel, BioMarin's ability to manufacture and market products effectively and successfully and BioMarin's ability to raise additional cash to fund future operations. BioMarin is a development stage company, with its only revenues currently being earned from cost reimbursement revenues for services performed from its joint venture with Genzyme for development and commercialization of Aldurazyme and from an SBIR grant. If the proposed acquisition of us by BioMarin closes, our current shareholders will become direct stockholders of BioMarin and will no longer own our common shares.

Lack Of Diversification

Our investment assets are not diversified and therefore the market price for our common stock is directly dependent on the market price for shares of BioMarin's common stock. Shares of BioMarin's common stock have been highly volatile. During the second quarter of 2002, the high and low prices of BioMarin's common stock on Nasdaq were $9.45 and $4.35, respectively. Issues relating to lack of diversification will no longer be relevant if the acquisition of us by BioMarin is completed.

History of Operating Losses - Uncertainty of Future Profitability

Since our inception, we have incurred a cumulative deficit of $65.8 million and we expect to continue to incur losses due to our share of BioMarin's net loss resulting from the ongoing research and development of BioMarin's pharmaceutical product candidates through the third quarter of 2002 (up until the proposed purchase of us by BioMarin). As a result of our sale of Glyko, Inc. on October 7, 1998, we have no operating activities or operational employees and currently our principal asset is our investment in BioMarin. If the acquisition of us by BioMarin closes, shareholders will receive a direct investment in BioMarin common stock and will be subject to the uncertainties of future profitability of BioMarin.

Please also see Factors That May Affect Future Results and other appropriate parts of reports filed by BioMarin with the Securities and Exchange Commission, including its annual report filed on Form 10-K for the year ended December 31, 2001.

Item 3. Quantitative and Qualitative Disclosure about Market Risk


As of June 30, 2002 we held 11,367,617 shares of BioMarin's common stock representing 21.3% of BioMarin's outstanding common stock. These securities represent substantially our only asset. These securities have been acquired for investment purposes rather than for trading purposes. The value of our common stock may be substantially influenced by the value of BioMarin's common stock. Following BioMarin's initial public offering (IPO) in July 1999, BioMarin's common stock is traded on the Nasdaq National Market and the Swiss Exchange. There are many risks associated with the listing of these securities on two markets and with BioMarin's business itself. If the proposed acquisition of us by BioMarin closes, our current shareholders will become direct stockholders of BioMarin.

Also as of June 30, 2002, we held approximately $1.9 million in cash. We believe there is no market exposure risk to the cash as it is currently in a liquid operating account.

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

Item 4.           Submission of Matters to a Vote of
                  Security Holders.                                None.

Item 5.           Other Information.                               None.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a) The following documents are filed as part of this report:


                       Exhibit 99 - Certification of Chief Executive Officer and Principal Financial Officer.


                  (b)  Reports on Form 8K


                     (1) Form 8-K filed on April 2, 2002 disclosing that Glyko
                         Biomedical Ltd. had issued a press release on March 28, 2002 announcing that it may be a "passive foreign investment company" for the fiscal year commencing on January 1, 2002.

                     (2) Form 8-K filed on April 4, 2002 disclosing that Glyko
                         Biomedical Ltd. had issued a press release on April 2, 2002 announcing that the date for the meeting of Glyko Biomedical Ltd. shareholders to approve the transactions contemplated by the Acquisition Agreement for Plan of Arrangement with BioMarin Pharmaceutical Inc. was scheduled for May 31, 2002.

                     (3) Form 8-K filed on May 3, 2002 disclosing that Glyko
                         Biomedical Ltd. had issued a press release on April 26, 2002 that the Glyko Biomedical Ltd. shareholders meeting scheduled for May 31, 2002 had been postponed because the Securities and Exchange Commission had selected the Joint Proxy Circular prepared by BioMarin and Glyko Biomedical Ltd. relating to the acquisition of the outstanding common shares of Glyko Biomedical Ltd. by BioMarin and filed with the Securities and Exchange Commission for review.

                    (4) Form 8-K filed on July 1, 2002 disclosing that Glyko Biomedical Ltd. had issued a press release on June 27, 2002 announcing that the date for the meeting of Glyko Biomedical shareholders to approve the transaction contemplated by the Acquisition Agreement is scheduled for August 15, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     GLYKO BIOMEDICAL LTD.


Dated:   August 13, 2002          By:  /s/ Erich Sager
         ---------------               -----------------------------------------
                                       Erich Sager
                                       President and Chief Executive Officer
                                       (on behalf of registrant and as principal
                                       financial officer)